Form 10-K
period 2024-12-31
New Mountain Net Lease Trust
filed 2025-03-28
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56701

New Mountain Net Lease Trust

(Exact name of Registrant as specified in its Charter)

Maryland	99-6897976

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 48th Floor New York, New York	10019

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 720-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class I common shares of beneficial interest, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate net asset value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.

As of March 28, 2025, the issuer had the following shares outstanding: 9,080,439 shares of Class A common shares, 6,712,132 shares of Class E common shares, 11,253,660 shares of Class F common shares and 138,608 shares of Class I common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

●	Interest rates;
●	Economic growth;
●	Changes in demographics;
●	Market conditions;
●	Rent growth;
●	Net operating income growth;
●	Capitalization rates; and
●	Occupancy rates.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

●	Changes in interest rates;
●	Inflation;
●	Unexpected market movements;
●	A slowdown or contraction of the economy;
●	Legislative or regulatory developments;
●	Errors in strategy execution;
●	Acts of God and wars (including the war in Ukraine and the conflict and escalation tensions in the Middle East); and
●	Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors.”

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, except as otherwise required by federal securities laws we assume no duty and do not undertake to update the forward-looking statements.

Summary of Risk Factors

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”

Some of the more significant risks relating to our business, our private offering and an investment in our common shares include:

●	Certain investments that comprise the Seed Portfolio (as defined below) have been held for a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
●	Since there is no public trading market for our common shares, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide shareholders with the opportunity to request that we repurchase their shares on a quarterly basis (after any applicable lock up period), but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if in its discretion it deems such action to be in our best interest, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
●	Our shareholders have limited voting rights.
●	We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale or repayments of our assets, borrowings, return of capital or offering net proceeds. We have no limits on the amounts we may fund from such sources.
●	The purchase price and repurchase price for our common shares is generally based on our prior month’s net asset value (“NAV”) (subject to material changes as described above) and is based on any public trading market. While there will be independent valuations of our investments from time to time, the valuation of investments is inherently subjective, and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.
●	We have no employees and are dependent upon the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other New Mountain Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.
●	We do not own the New Mountain name, but we are permitted to use it as part of our corporate name pursuant to the terms of the advisory agreement between us and the Adviser or its affiliate (the “Advisory Agreement”). Use of the name by other parties or the termination of our license to use the New Mountain name may harm our business.
●	While our investment strategy includes investing in net leased properties with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.

●	We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our shareholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investment in net lease assets involves certain risks, including, but not limited to, tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
●	We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.
●	We are subject to risks related to changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas and the rapidly evolving measures in response).

PART I

ITEM 1. BUSINESS

References to (i) “we,” “us,” “our,” “NEWLEASE” and the “Company” refer to New Mountain Net Lease Trust, a Maryland statutory trust, together with its consolidated subsidiaries, unless the context requires otherwise, (ii) “New Mountain,” “New Mountain Capital” and the “Firm” refer to New Mountain Capital, L.L.C., a Delaware limited liability company, a leading alternative investment firm with aggregate assets under management totaling more than $55 billion across private equity, credit, and net lease investment strategies as of December 31, 2024 and (iii) the “Adviser” refer to New Mountain Finance Advisers, L.L.C., a Delaware limited liability company and affiliate of New Mountain.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

General Description of Business and Operations

We are a Maryland statutory trust formed on August 5, 2024. We are externally managed by our investment adviser, New Mountain Finance Advisers, L.L.C., a Delaware limited liability company and an affiliate of our sponsor, New Mountain. Following the completion of the Formation Transactions (as defined below), we are the sole general partner of NEWLEASE Operation Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and we own substantially all of our assets through the Operating Partnership.

Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, commercial net lease real estate assets located in the United States. We may also selectively invest in real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities, to provide current income and, alongside our credit facilities and operating cash flow, serve as an additional source of liquidity for cash management, satisfying share repurchases under our share repurchase plan and other purposes.

We are structured as a non-listed, perpetual-life real estate investment trust, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We have elected and intend to qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our structure as a perpetual-life REIT allows us to originate, acquire, finance and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to shareholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of a pre-specified period.

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are accredited investors (as defined in Regulation D under the Securities Act). The initial closing of our private offering occurred on January 2, 2025. We received net proceeds of $263.0 million and, as part of the initial closing and the completion of the Formation Transactions, we acquired 100% of the outstanding common stock of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Existing REIT”), from New Mountain Net Lease Partners, L.P. (“NM Fund I”), an affiliate of New Mountain, which prior to such contribution indirectly owned a fully invested and financed, granularly diverse portfolio of seasoned, stabilized, net leased industrial assets with nearly 15 million square feet and a weighted average remaining lease term (“WALT”) of 15 years (the “Seed Portfolio”). The WALT does not include any unexercised extension options. As of March 28, 2025, we have received net proceeds of $268.1 million from the sale of our common shares in our continuous, blind pool private offering. We have contributed the net proceeds from the sale of our common shares to the Operating Partnership in exchange for a corresponding number of Operating Partnership units.

As of December 31, 2024, we operated as one operating and reportable business segment.

Formation Transactions

Prior to the initial closing of our private offering, we, together with NM Fund I and certain other affiliates of New Mountain, undertook a series of transactions (collectively, referred to as, the “Formation Transactions”), as summarized below:

●	The Adviser determined the NAV of the Seed Portfolio as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to the Company’s Board of Trustees.
●	NM Fund I contributed 100% of the outstanding common stock of the Existing REIT, which prior to such contribution indirectly owned the Seed Portfolio (the “REIT Contribution”), to us in exchange for a number of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00.
●	Substantially concurrently with the REIT Contribution, the Existing REIT (1) redeemed all outstanding shares of preferred stock in accordance with their terms and (2) filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”).
●	In connection with the OP Conversion, the Existing REIT changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
●	NM Fund I then distributed in kind our common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

The Formation Transactions were completed on January 2, 2025.

New Mountain

New Mountain is a leading alternative investment firm with aggregate assets under management totaling approximately $55 billion across private equity, credit, and net lease investment strategies, as of December 31, 2024. The Firm emphasizes intensive fundamental research and a growth-oriented, “value-add” investment approach, rather than reliance on excessive risk, as the best path to high and consistent long-term returns. New Mountain has developed research and operational expertise in carefully selected defensive growth niches of life sciences, consumer health and wellness, specialty materials and ag tech, biopharmaceutical technology, health technology, auto aftermarket & roll-ups, home services & aging in place, infrastructure services & technology, asset light financial services & fintech, corporate professional services including process outsourcing, digital transformation, digital marketing & ad tech, future of work, software & payments, industrial growth and tech, food products and testing, specialty packaging, and specialty distribution and works systematically to establish expertise in additional sectors over time.

New Mountain believes that it has established itself over the last 20+ years as a lasting and preeminent institution with a strong and enduring culture. The Firm’s culture is built around its mission to be “best in class” in the new generation of investment managers in real estate, private credit, and private equity investing. The Firm emphasizes: (i) intellectual honesty without personal politics; (ii) a flat organization with active, “hands on” senior leadership; (iii) opportunities to advance based on merit; (iv) shared rewards; and (v) ethics, rigor and a dedication to being the very best.

The New Mountain Net Lease platform (“NMNL”) is tightly integrated with the leading underwriting engine of New Mountain’s Private Equity and Credit platforms which provide a unique competitive advantage for cross-fertilization and deep credit underwriting capabilities, both of which are critical to executing the net lease strategy.

Our Adviser

We are externally managed by our Adviser, a wholly owned subsidiary of New Mountain Capital, pursuant to the Advisory Agreement. Our Board of Trustees has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees. We believe that the Adviser currently has sufficient staff and resources to be capable of fulfilling the duties set forth in the Advisory Agreement. Our Board of Trustees has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company.

The description above of the Advisory Agreement is only a summary and is not necessarily complete. The description is qualified in its entirety by reference to the Advisory Agreement filed as an exhibit to this Annual Report on Form 10-K.

Investment Objectives

Our investment objectives are to invest in real estate and real estate-related assets that will enable us to:

●	Provide current income in the form of predictable, stable monthly cash distributions;
●	Realize appreciation in NAV from differentiated sourcing, investment selection, structuring and proactive asset management;
●	Preserve and protect invested capital; and
●	Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with the potential for additional upside through real estate tax advantages, appreciation and lower volatility than publicly traded real estate companies.

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to the values of our assets. See “Item 1A. Risk Factors.”

Investment Strategy

Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, commercial net lease real estate assets located in the United States. We utilize New Mountain’s deep sponsor relationships and sponsor coverage effort to help identify, source, and execute new net lease opportunities. Our acquisition approach focuses on underwriting (i) tenant’s credit, (ii) the real estate, and (iii) the location’s criticality to the tenant’s underlying operations. We leverage New Mountain’s leading underwriting engine, housed by the private equity and credit arms, to provide tools to efficiently and, we believe, accurately underwrite the underlying tenant credit. New Mountain’s private equity investment professionals and its dedicated credit staff work as a unified team to find new investment opportunities and underwrite and execute them. We believe this integrated approach enables a deeper level of due diligence than could otherwise be conducted by a stand-alone firm. New Mountain believes that this integrated model promotes superior investment selection and has been a key contributor to the success of the New Mountain’s private equity and credit portfolios. This same approach is used for NEWLEASE. While a number of net lease managers benefit from an affiliation with a private equity firm, New Mountain believes its model is truly differentiated because of the integrated manner in which the Adviser sources and underwrites investments.

Ongoing monitoring of tenant credit quality is an important element of our risk management activity. We review each of our tenant’s (and any applicable guarantor’s) financial statements no less than annually and perform ongoing monitoring of tenant and guarantor announcements pertaining to their business operations and financial performance. We perform certain financial analysis on the financial statements, when available, to understand the tenant’s ability to meet financial obligations when due. We also benchmark financial performance at the properties we own to other similar properties, to the extent such information is available.

We may also selectively invest in real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities, to provide current income and, alongside our credit facilities and operating cash flow, serve as an additional source of liquidity for cash management, satisfying share repurchases under our share repurchase plan and other purposes. Subject to maintaining our qualification as a REIT under the Code and maintaining our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), there are no limits on the amount of our assets that may be invested in any particular target asset, including real estate-related assets. See “Item 1A. Risk Factors-Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.”

Net Lease Assets

We invest primarily in single-tenant, difficult-to-vacate, operationally critical facilities housed in fundamentally sound real estate, which we believe provides downside protection and consistent high occupancy.

We focus on investments with the below attributes; however, we may invest in assets that do not meet some or all of the below criteria.

●	Transaction Types: Sale Leaseback, Existing Net Lease, Build-To-Suit.
●	Asset Types: Light Manufacturing, Cold Storage/Food Manufacturing, Life Science, Warehouse & Distributions, Industrial Outdoor Storage, Automotive Services, Medical/Veterinarian Facilities, Family Entertainment.
●	Tenant Sectors: Containers and Packaging, Commodity and Specialty Chemicals, Food Products and Distributors, Health Care Equipment, Services, and Supplies, Industrial Machinery and Supplies and Components, Trading Companies and Distributors, Pharmaceuticals, Biotech, and Life Science, Environmental and Facility Services, Personal Care Products, Communication Equipment, Industrial Machinery, Medical and Veterinarian Services, Family Entertainment, Automotive Service, among others.
●	Geography: Primarily U.S. focused.
●	Lease Structure: Single and multi-property, non-cancellable leases and master leases structured to maximize downside protection.
●	Lease Term: Medium to long-term leases with renewal terms (e.g., typically 10 years or more).
●	Rent Escalations: Annual rent escalators (typically fixed at 2%+).

As of December 31, 2024, we had no investments, as the initial closing and the completion of the Formation Transactions had not occurred. The following charts illustrate our diversification across tenant industry, property sub-type, and region for the Seed Portfolio which was acquired on January 2, 2025.

1.	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the Company’s forward 12 months cash rent based on in place rent agreements as of December 31, 2024, excluding tenant recoveries, straight- line rent, and above- market and below- market lease amortization.

Borrowing Policies

In connection with the Formation Transactions, the Company acquired the Seed Portfolio, certain properties of which currently are subject to in place mortgage financings secured by the applicable property. In connection with the Company’s acquisition of the Seed Portfolio, certain of such mortgage financings were assumed by the Company. In addition, NM Fund I currently has an unsecured, revolving credit agreement, which provides for maximum borrowings of up to $88 million, and was refinanced in connection with the Formation Transactions.

We use financial leverage to support our investment activities which allows us to increase the number of investments in our portfolio. Our target leverage ratio is approximately 55% to 75% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our real estate-related asset portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our real estate-related debt portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio of properties or, subject to our board of trustee’s oversight, on a portfolio-wide basis.

Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in its settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.

Using debt to finance a portion of the investment purchase price introduces certain risks. Debt obligations require regular interest and principal payments, reducing the cash flow available for distributions to common shareholders or other corporate purposes. Additionally, refinancing at maturity may not always be achievable on favorable terms, or at all, which could result in potential losses. While our preference is to secure fixed-rate, interest-only debt, some of our debt may be floating-rate, exposing us to increased interest costs when benchmarks such as SOFR rise. Additionally, to ensure sufficient liquidity for share repurchases and investments, we maintain a line of credit as a reserve borrowing option, which may be utilized to meet short-term cash flow needs.

Taxation as a REIT

We elected and have qualified to be taxed as a REIT under the Code beginning with the first taxable year of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Existing REIT,” and our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and thus would not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Government Regulation

As an owner of real estate, in certain instances, our operations are subject to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other New Mountain Accounts with investment strategies that overlap with ours may be allocated investment opportunities, which the Adviser and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with New Mountain’s prevailing policies and procedures.

In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, whereby Class I shareholders can elect to have their cash distributions reinvested in Class I shares commencing with any distribution paid on or after July 1, 2025. Any cash distributions attributable to the Class I shares owned by participants in the distribution reinvestment plan will have their cash distributions immediately reinvested in our Class I shares on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for Class I shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Class I shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as Class I shares purchased in the private offering.

We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our shareholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that amendment. In addition, we may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten business days’ prior written notice to participants. A shareholder’s participation in the distribution reinvestment plan will be terminated to the extent that a reinvestment of such shareholder’s distributions in our shares would cause the percentage ownership or other limitations contained in our Declaration of Trust to be violated. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.

Share Repurchase Plan

Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares pursuant to our share repurchase plan, provided, that, subject to certain limited exceptions, holders of Class A shares and Class F shares (collectively, the “Anchor Shares”) may not submit Anchor Shares for repurchase until the first Repurchase Date (as defined below) following the second anniversary of the initial closing of the private offering. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business day as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Additionally, shareholders who have received our common shares in exchange for their Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such common shares. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date using the prior month’s transaction price. We will disclose the repurchase price for each quarter when available on our website at www.NEWLEASE.com and directly to financial intermediaries. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. An investor may withdraw its repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter.

The aggregate NAV of total repurchases of Class A shares, Class F shares, Class E shares and Class I shares is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Common shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any calendar quarter, shares repurchased at the end of the applicable calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

Our approach to portfolio construction is to maintain a portfolio consisting predominately of income-generating, stabilized real estate investments, as well as real estate-related assets, including debt investments, and marketable securities, cash, cash equivalents and other short-term investments. Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. The real estate-related assets, marketable securities and other short-term investments are designed as a feature of our investment program to provide current income and contribute to our overall net returns and, alongside our credit facilities and operating cash flow, as an additional source of liquidity for our share repurchase plan, cash management and other purposes. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common shares or Operating Partnership units to New Mountain or its affiliates), the sale of our assets, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in our best interests as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the transaction price for the applicable quarter is not made available by the tenth business day prior to the last business day of the quarter (or is changed after such date), then no repurchase requests will be accepted for such quarter and shareholders who wish to have their shares repurchased the following quarter must resubmit their repurchase requests.

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and Declaration of Trust. See “Item 1 Business - Advisory Agreement.”

Our Private Offering

Subscriptions to purchase our common shares may be made on an ongoing basis as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be made with a completed and executed subscription agreement in good order, and payment of the full purchase price of our common shares being subscribed at least five business days prior to the first business day of the month (unless waived by us). A subscription order may be canceled at any time before the time it has been accepted.

Common shares will generally be sold at the then-current transaction price, which will generally be the prior month’s NAV per share of the class of share being purchased. Although the price you pay for our common shares will generally be based on the prior month’s NAV per share, the NAV per share for the month in which you make your purchase may be significantly different. We may offer shares at a price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share (including by updating a previously available offering price) or suspend our offering in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Because management fees and the performance participations allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.

On each business day, our transfer agent will collect purchase orders. Notwithstanding the submission of an initial purchase order, we can reject purchase orders for any reason, even if a prospective investor meets the minimum suitability requirements. Investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be made with a completed and executed subscription agreement in good order and payment of the full purchase price of our common shares being subscribed at least five business days prior to the first business day of the month. If a purchase order is received less than five business days prior to the first business day of the month, unless waived by the Adviser, the purchase order will be executed in the next month’s closing at the transaction price applicable to that month. As a result of this process, the price per share at which your order is executed may be different than the price per share for the month in which you submitted your purchase order.

Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class.

Conflicts of Interest

Conflicts of interest may arise from time to time due to our relationship with New Mountain, including the Adviser and affiliates. See “Item 1A. Risk Factors” and “Item 13” for more detail.

Available Information

Shareholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.NEWLEASE.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A.Risk Factors

Risks Related to the Private Offering and Our Organizational Structure

Certain of the investments that comprise the Seed Portfolio have been held for a limited period of time, you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

Certain of the investments that comprise the Seed Portfolio have been held for a limited period of time and we are not able to provide you with information to assist you in evaluating the merits of any specific properties or real estate debt that we may acquire in the future. Because such investments have not been held for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the private offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board of Trustees for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially adversely affect our results of operations and financial condition.

Our Board of Trustees approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate and real estate-related assets on our behalf, in each case, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our Board of Trustees intends to review our investment guidelines and investment portfolio periodically. The prior approval of our Board of Trustees or a committee of independent Trustees will be required only as set forth in our Declaration of Trust (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board of Trustees.

We may make changes to our business, investment, leverage and financing strategies without shareholder approval.

Our Board of Trustees approved very broad investment guidelines with which we must comply, but these investment guidelines provide the Adviser with broad discretion and can be changed by the approval of a majority of our Board of Trustees. As the market evolves, we may, with the approval of a majority of our Board of Trustees, change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to certain investment risks, including real estate market fluctuations. In addition, we intend to use leverage at times and in amounts deemed prudent by our management in its discretion, subject to the oversight of our Board of Trustees, and the decision of what amount of leverage is prudent is not subject to shareholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition and results of operations. In the event our Board of Trustees determines to materially modify the Company’s investment guidelines, the Company intends to notify shareholders of such changes in accordance with applicable law, including, for example, by disclosing such changes in an Exchange Act filing on Form 8-K, Form 10-Q or Form 10-K, as applicable.

There is no public trading market for our common shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares (after any applicable lock up period). We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Share Repurchases—Early Repurchase Deduction.”

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the number of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.

Subject to certain limited exceptions, holders of Anchor Shares may not submit Anchor Shares for repurchase until the first Repurchase Date following the second anniversary of the initial closing of the private offering (which is expected to be the March 31, 2027 Repurchase Date). Thereafter, we may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in our Board of Trustees discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property, commercial real estate debt or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of net lease assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our board of trustee’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board of Trustees to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or disruptions in the public securities markets (including as a result of the recent outbreak of hostilities between Israel and Hamas and Russia and Ukraine), trade barriers, availability of credit, national and international circumstances and inflation, could have an adverse effect on our investments and cause our shareholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, and the military operations of the United States and its allies could have significant adverse effects on the global economy. Furthermore, epidemics that spread quickly have the potential to significantly affect the global economy, if not contained. The potential impact on the Company or the likelihood of such events cannot be predicted by the Adviser. If the Adviser fails to react appropriately to difficult market, economic and geopolitical conditions, we could incur material losses.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Company, the Adviser or the sponsor, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Company.

Unpredictable or unstable market conditions may result in reduced opportunities to find suitable investments to deploy capital or make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.

Even if we decide to satisfy repurchase requests from shareholders as a result of such an economic event, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

In addition, certain advisers may recommend to their clients that they seek repurchase of some or all of our shares that they hold. Any such recommendation may result in a significant volume of repurchase requests in a given period, which may use up capacity under the caps of our share repurchase plan and may result in repurchase requests being fulfilled on pro rata basis.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds, until such time that we have raised substantial proceeds in the private offering and acquired a diversified portfolio of investments and/or times when there are few attractive investment opportunities. We may hold such cash in money market accounts, certificates of deposit, treasury bills or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts, certificates of deposit, treasury bills or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

If we are unable to successfully integrate investments and manage our growth, our results of operations and financial condition may be materially and adversely affected.

We may be unable to successfully and efficiently integrate acquired investments into our portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources, which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could materially adversely affect our results of operations and financial condition.

The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

Although we may seek to provide predictable, stable cash distributions, we have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our Board of Trustees (or a duly authorized committee of our Board of Trustees acting within the parameters set by our Board of Trustees in accordance with our Bylaws) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

●	Our inability to invest the net proceeds from sales of our shares on a timely basis in income-producing investments;
●	Our inability to realize attractive risk-adjusted returns on our investments;
●	High levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
●	Defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions, if any, we do make to our shareholders is unknown and may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of our investments, and we have no limits on the amounts we may fund from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common shares or Operating Partnership units to New Mountain or its affiliates) and the sale of investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in our common shares or Operating Partnership Units (in lieu of cash) and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares or Operating Partnership units to New Mountain or its affiliates) will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer expenses or pay expenses (including management fees payable to the Adviser or distributions to the Special Limited Partner) with our common shares or Operating Partnership units to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such share or units as compensation. The payment of expenses in our common shares or Operating Partnership units will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in our common shares or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common shares or Operating Partnership units, which they elect to receive in lieu of cash in respect of management fees or performance participation interest distributions, will dilute future cash available for distribution to our shareholders.

The Adviser or the Special Limited Partner may elect to receive, and has in the past received, our common shares or Operating Partnership units in lieu of cash in respect of management fees or performance participation interest distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our shareholders. Furthermore, such Operating Partnership units received by the Adviser or the Special Limited Partner are required to be repurchased for cash or our common shares, at the holder’s election, subject to limited exceptions, and we may not have sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering net proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to Operating Partnership units received in connection with distributions of Quarterly Allocations, there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our common shares or Operating Partnership units paid to the Adviser as a management fee are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests relating to shares subject to our repurchase program for any period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests relating to shares subject to our repurchase program for any period.

Purchases and repurchases of our common shares will not be made based on the current NAV per share.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time. We will provide notice of the transaction price directly to the financial intermediaries that participate in our private offering, who, in turn, will communicate such transaction price to applicable investors in accordance with the financial intermediary’s policies and/or procedures.

Valuations and appraisals of our net lease investments and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, any newly acquired net lease investments will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. Our net lease investments are valued by the Adviser on a monthly basis based on current material market data and other information deemed relevant, which valuations will be reviewed and confirmed for reasonableness by an independent valuation firm (the “Independent Valuation Advisor”) on a quarterly basis. Beginning in 2026, each net lease investment will be valued by an independent third-party appraisal firm annually on a rolling basis. Annual appraisals may be delayed for a short period in exceptional circumstances. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the net lease investment. Concurrent with the appraisal process, the Adviser values each net lease investment and, taking into account the appraisal, among other factors, determines the appropriate valuation. However, the Adviser is ultimately responsible for valuing each investment, which may deviate from the estimated range of gross market value included in the annual appraisal. Other real estate-related investments with readily available market quotations are valued by the Adviser based on market quotations or at fair market value determined in accordance with GAAP. Certain investments, such as mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material.

Although monthly valuations of each of our net lease investments will be reviewed and confirmed for reasonableness by our Independent Valuation Advisor on a quarterly basis, such reviews are generally based on asset- and portfolio-level information provided by the Adviser, including, without limitation, historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures, the then most recent annual third-party appraisals, if applicable, and any other information relevant to valuing the investment, which information will not be independently verified by our Independent Valuation Advisor. While the Independent Valuation Advisor reviews for reasonableness, the assumptions, methodologies and valuation conclusions applied by the Adviser for our investments as set forth in our valuation guidelines, the Independent Valuation Advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.

Within the parameters of our valuation guidelines, the valuation methodologies used to value certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our net lease investments and other real estate-related investments, as applicable, will be only estimates of fair value. Ultimate realization of the value of an asset depends, to a great extent, on economic, market and other conditions beyond our control and the control of the Adviser and our Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in the private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our net lease investments materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our net lease investments will be conducted on a rolling basis, such that net lease investments may be appraised at different times but each net lease investment would be appraised at least once per year beginning in

2026. When these appraisals are considered by the Adviser for purposes of valuing the relevant net lease investment, there may be a material change in our NAV per share amounts for each class of our common shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser’s determination of our monthly NAV per share is based on monthly valuations of investments, including net lease investments and other real estate-related investments for which market prices are not readily available, provided by the Adviser and reviewed and confirmed for reasonableness by our Independent Valuation Advisor on a quarterly basis, each in accordance with valuation guidelines approved by our Board of Trustees. In addition, the valuation of our net lease investments is based in part on appraisals provided by independent third-party appraisal firms in individual appraisal reports reviewed by our Independent Valuation Advisor. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our investments and will endeavor to notify the Independent Valuation Advisor of the occurrence of any net lease investment-specific or market-driven event it believes may cause a material valuation change in the investment’s valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a net lease investment may cause the value of a net lease investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who tender their shares for repurchase by us, or shareholders who buy new shares, or existing shareholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by the Adviser and our fund administer to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Adviser and the Special Limited Partner, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Net Asset Value Calculation and Valuation Guidelines.”

Our shareholders have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (1) amendments to our Declaration of Trust that the Board of Trustees determines would, viewed as a whole, materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (2) other than in connection with the Company conducting a public offering as a non-listed real estate investment trust, a merger, consolidation, conversion or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (3) removal of a trustee for cause and the election of a successor trustee to the extent provided in our Declaration of Trust, (4) the dissolution of the Company to the extent specifically provided by the terms of any class or series of common shares or our preferred shares of beneficial interest, par value $0.01 per share (the “preferred shares”), (5) in the event that there are no trustees, the election of trustees and (6) such other matters that our Board of Trustees have submitted to our shareholders for approval or ratification.

The affirmative vote of a plurality of the votes cast in the election of a trustee is generally required to elect any trustee, and the affirmative vote of a majority of the votes cast at a meeting of shareholders duly called and at which a quorum is present is generally sufficient to approve any other matter that may properly come before the shareholders at such meeting (other than the removal of a trustee, which requires the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter).

All other matters are subject to the discretion of our Board of Trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.

Our Declaration of Trust permits our Board of Trustees to authorize us to issue preferred shares on terms that may subordinate the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our Board of Trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our Board of Trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting or changing the number, par value, designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our Board of Trustees could authorize us to issue preferred shares with terms and conditions that could subordinate the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of common shares, including an unlimited number of shares classified as Class A shares, an unlimited number of shares classified as Class F shares, an unlimited number of shares classified as Class I shares and an unlimited number of shares classified as Class E shares, and an unlimited number of shares classified as preferred shares. In addition, our Board of Trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After you purchase our common shares in the private offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional common shares in this or future offerings; (2) issue common shares or Operating Partnership units in one or more private offerings; (3) issue common shares or Operating Partnership units upon the exercise of the options we may grant to our Independent Trustees or future employees; (4) issue common shares or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or distribution on the performance participation allocation; (5) issue common shares or Operating Partnership units to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares after your purchase of shares in the private offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units after you purchase shares in the private offering, your percentage ownership interest in our assets will be diluted. Because certain classes of

Operating Partnership units may, in the discretion of our Board of Trustees, be exchanged for our common shares, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of our common shares thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common Operating Partnership units, which correspond to the common shares held by our shareholders. Certain Operating Partnership units may have different and preferential rights to the terms of the common Operating Partnership units that correspond to the common shares held by our shareholders.

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of Covered Persons (as defined below) for monetary damages to the maximum extent permitted by Maryland law. Maryland law permit us, and our Declaration of Trust requires us, to indemnify each trustee, each officer, the Adviser, New Mountain and each equityholder, member, manager, director, officer, employee or agent of any trustee or our Board of Trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, we must, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status. We are not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our Board of Trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

Our Declaration of Trust does not provide for the annual election of trustees by our shareholders and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders (unless the trustee so removed was designated by New Mountain pursuant to the Declaration of Trust) or in the event there are no trustees. A director may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter in accordance with our Declaration of Trust.

Our Declaration of Trust provides that any vacancy on our Board of Trustees (other than vacancies resulting from shareholder removal of a trustee for cause or vacancies among the Independent Trustees) may be filled only by a vote of a majority of the remaining trustees. Independent trustee vacancies may be filled by a majority of the remaining Independent Trustees, except where removed for cause by the shareholders. For so long as New Mountain or its affiliate acts as investment adviser or manager to us, New Mountain has the right to designate three (3) trustees for election to our Board of Trustees. Our Board of Trustees must also consult with New Mountain in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal by shareholders in accordance with our Declaration of Trust). If the vacancy resulting from shareholder removal of a trustee for cause was a trustee designated by New Mountain, New Mountain has the exclusive right to designate a successor trustee for election to our Board of Trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for private companies.

Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures, or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our shareholders.

Our trustees and officers have duties to us and our shareholders under Maryland law and our Declaration of Trust in connection with their management of the Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners may be resolved in favor of our shareholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, trustees, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, trustees, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, trustees, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We currently conduct, and intend to continue to conduct, our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our shareholders.

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.

Our operations are highly dependent on our information systems and technology, and we rely heavily on the Adviser’s and its affiliates’ and other service providers’ financial, accounting, administrative, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on the Adviser and its affiliates and their service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses and other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The information and technology systems the Company will rely on as well as those of the Adviser and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There has been an increase in the frequency and sophistication of the cyber and security threats the Adviser faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target the Adviser because it holds a significant amount of confidential and sensitive information about its investors and potential investments. As a result, the Adviser may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures the Adviser takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to our shareholders (and their beneficial owners) and material nonpublic information. Although the Adviser has implemented, and its service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, its affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of the Adviser. We or the Adviser could be required to make a significant investment to remedy the effects of any such failures, suffer harm to their reputations, be subject to legal claims and regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third-party service providers for certain aspects of our business, including for our administration, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cyber security threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which the Adviser operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples, the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect in January 2020. Most jurisdictions have also enacted laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature, the result of human error or through inadvertent transmittal or other loss of data, could potentially jeopardize the Adviser, its employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if the Adviser fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or the Adviser’s fund investors and clients to lose confidence in the effectiveness of our or the Adviser’s security measures.

Finally, the Adviser’s technology, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent the Adviser or its affiliates engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, the Adviser may be required to compromise protections or forego rights to technology, data and intellectual property to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.

Recent technological advances in artificial intelligence and machine learning technology (collectively, “AI Technology”), including, for example, the OpenAI ChatGPT application, may create opportunities for New Mountain and us, as well as risks. Any of these technological innovations could result in harm to New Mountain or us, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us.

We and New Mountain intend to avail ourselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. Further, AI Technology is highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technology utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs and New Mountain cannot fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that may include or be derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as the algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technology and could adversely impact us and New Mountain to the extent we rely on the work product of such AI Technology. The volume and reliance on data and algorithms also make AI Technology, and in turn, we and New Mountain more susceptible to cybersecurity threats. In addition, we and New Mountain could be exposed to risks to the extent third-party service providers or any counterparties, use AI Technology in their business activities. New Mountain will not be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services utilizing AI Technology are provided. In addition, AI Technology may be competitive with our business , and accordingly the increased adoption and use of AI Technology may have an adverse effect on us or our business. For more information on risks relating to information security and data use see also “Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.”

Misconduct of employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us.

Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Adviser, the Independent Valuation Advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf its shareholders as a whole.

We may face limits on our ability to leverage the Adviser’s knowledge base.

We intend to leverage the diverse strength of the Adviser’s knowledge base in enhancing its investment expertise across regions, sectors and individual companies and believes that this information advantage is a key competitive strength. However, the sharing of information is subject to law and New Mountain’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of New Mountain’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

●	We are subject to risks generally attributable to the ownership of real property, including:
●	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts between Israel and Hamas and Russia and Ukraine and the rapidly evolving measures in response);
●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
●	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
●	vacancies or inability to lease space on favorable terms;
●	increased competition for properties targeted by our investment strategy;
●	bankruptcies, financial difficulties or lease defaults by our tenants;
●	changes in tax law;
●	increases in interest rates and lack of availability of financing; and
●	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to shareholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. The Adviser’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations.

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

The Russian Federation invaded Ukraine on February 24, 2022, which has resulted in rising geopolitical tensions. The United States, the United Kingdom, European Union member states and other countries have imposed unprecedented economic sanctions on the Russian Federation, parts of Ukraine and various designated parties. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may exacerbate normal risks associated with the performance of our investments.

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions may force us to use a greater proportion of our offering net proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics and pandemics, most recently the novel coronavirus known as “COVID-19,” which has been designated as a pandemic by the World Health Organization. The outbreak of such epidemics or pandemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we intend to invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries and may also have particular negative effects on certain regions in which we own investments.

Political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce levels of trade, investments, technological exchanges and other economic activities between the United States and China, which would materially adversely affect global economic conditions and the stability of global financial markets.

We are subject to tenant and industry concentrations that make us more susceptible to adverse events than if our portfolio were more diversified.

Any adverse change in the financial condition of our tenants in which we have significant concentrations, or any downturn in the industries in which our tenants operate, or in any other industry in which we may have a significant concentration, could adversely affect our tenants that are involved in such industries, their demand for our properties, their ability to renew or re-lease our properties at the same or increased rent, or at all, and their ability to make rental payments on properties already leased to them.

To the extent that tenants and potential tenants are adversely affected by macro or microeconomic changes, our properties may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to additional risks from our non-U.S. investments.

We may invest in real estate located outside of the United States and real estate debt and real estate-related securities issued in, and/or backed by real estate in, countries outside the United States, including Canada, Europe, Asia-Pacific and certain other countries. Non-U.S. real estate and real estate debt and real estate-related securities involve certain factors not typically associated with investing in such investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Our investments are concentrated in the industrial light manufacturing and industrial adjacent sectors and our business would be adversely affected by an economic downturn in those sectors. In addition, the Seed Portfolio is geographically concentrated in the Northeast, Midwest, and Southern region of the United States, which may expose us to the risk of economic downturns in these regions.

Our investments in net lease real estate assets are concentrated in the industrial light manufacturing and industrial adjacent sectors. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. For example, the Seed Portfolio is geographically concentrated in the Northeast, Midwest, and Southern region of the United States, with properties in the following markets (which accounted for the percentage of our gross asset value on a pro forma basis indicated) as of June 30, 2024: Northeast (19%); Midwest (32%); and South (34%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time in only a limited number of geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular geography. Investors have no assurance as to the degree of diversification in our investments by geographic region.

Further, we cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial warehouse and logistics properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial warehouse and logistics properties resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to successfully implement our investment strategy.

We may change our investment and operational policies without shareholder consent.

We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K. Our Board of Trustees also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our Board of Trustees. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially adversely affect our results of operations and financial condition.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without materially adversely affecting returns to our shareholders. These restrictions could materially adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We have acquired, and intend to continue to acquire, properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

●	we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
●	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
●	acquired properties may fail to perform as expected;
●	acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require new development or some amount of capital investment to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities in accordance with the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make joint venture investments, including with Other New Mountain Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have made joint venture investments and we expect to make additional joint venture investments in the future. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and trustees from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with investments in which we participate alongside any Other New Mountain Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other New Mountain Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other New Mountain Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest, we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with New Mountain affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote fees, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with New Mountain affiliates) include, but are not limited to:

●	the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture;
●	our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
●	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
●	the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
●	under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of New Mountain;
●	under a joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
●	if the joint venture partner charges fees or incentive allocation to the joint venture arrangement, the joint venture partner could have an incentive to hold assets longer or otherwise behave to maximize fees and incentive allocation paid, even when doing so is not in our best interest;
●	the joint venture partner could have authority to remove the New Mountain affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures;
●	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
●	under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
●	under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;

●	under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
●	the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with Other New Mountain Accounts or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We have also shared in the past and may in the future share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “—Risks Related to Conflicts of Interest—We may invest in joint ventures and other co-investment arrangements with Other New Mountain Accounts or divide a pool of investments among us and Other New Mountain Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our shareholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or New Mountain, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of New Mountain are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The Adviser’s due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report on Form 10-K, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, the Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties, and we may incur liability as a result of such third parties’ actions.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions by the seller in connection with our property acquisitions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have a material adverse impact us.

In the event of fraud by the seller of a property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may materially adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments but cannot guarantee such accuracy or completeness.

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

We may rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser may engage property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, subject to applicable law, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers will have significant decision-making authority with respect to the management of our properties. As a result, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could materially adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations could materially adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants, or the expiration of leases may materially adversely affect our results of operations, performance and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, certain of our properties may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements for a new tenant or operator, any of which could materially adversely impact our operating results.

Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.

The Seed Portfolio is comprised of single-tenant net leased properties and therefore will be dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. We use our internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. If our assessment of credit quality proves to be inaccurate, we may experience one or more tenant defaults, which could have a material adverse effect on us.

Any failure of one or more tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.

If a tenant, or the guarantor of a lease of a tenant, commences, or has commenced against it, any legal or equitable proceeding under any bankruptcy, insolvency, receivership, or other debtor’s relief statute or law (collectively, a “bankruptcy proceeding”), we may be unable to collect all sums due to us under that tenant’s lease or be forced to “take back” a property as a result of a default or a rejection of a lease by a tenant in a bankruptcy proceeding. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. Any or all of the lease obligations of our tenants, or any guarantor of our tenants, could be subject to a bankruptcy proceeding which may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If our lease is rejected by a tenant in bankruptcy, we may only have a general unsecured claim against the tenant and may not be entitled to any further payments under the lease. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. A bankruptcy proceeding could hinder or delay our efforts to collect past due balances and ultimately preclude collection of these sums, resulting in a decrease or cessation of rental payments, which could materially and adversely affect us.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties that would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could materially adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could materially adversely affect our financial condition and results of operations.

Our properties face significant competition.

We face significant competition from owners, operators and developers of properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that we expect contractual rent increases would be generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates (including, for example, as a result of increased inflation), or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our shareholders could be lower than if we did not enter into long-term leases.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to require tenants to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

We face unique risks related to any development or redevelopment projects we undertake.

We may invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development, which will subject us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.

Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers, and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our tenants’ businesses, any of which could materially adversely affect our results of operations.

The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Although we generally do not intend to engage in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or tenant improvements that may be required under leases may be routine and necessary as part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues, which could impact their ability to meet their obligations to us under their leases.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas (“GHG”) emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency (the “EPA”) has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that the EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may acquire properties that do not comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

The properties we acquire will be subject to property taxes that may increase in the future, which could materially adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. Consequently, any tax increases may materially adversely affect our results of operations at such properties.

A significant number of our properties may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.

A significant number of our properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our properties and materially adversely affect our results of operations.

We face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at a property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our properties.

Our properties are generally subject to triple net leases, which could subject us to losses.

Our properties are generally subject to triple net leases. Typically, triple net leases require the tenants to pay all of the operating costs and maintenance costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to triple net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the triple net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the triple net leases.

Certain commercial properties subject to triple net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, triple net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a triple net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRSs under applicable rules, we may not be able to hold and operate the property in a TRS, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

Due to tax considerations applicable to certain investors, the Company expects to be required to structure the sale or disposition of certain real estate assets in a manner that may reduce overall returns.

The Company expects it will be required to structure the sale or disposition of certain real estate assets through a taxable REIT subsidiary (“TRS”), the sale of a subsidiary REIT, an exchange described in Section 1031 of the Code, or other method to increase tax efficiency for certain investors. The use of any such disposition structure may materially increase the total costs borne by the Company associated with the sale or disposition of such real estate asset, which will result in a reduction of overall returns for all shareholders. For example, such structuring may result in additional taxes owed by the TRS with respect to such sale, and, accordingly, will reduce the return to the Company and its shareholders as compared to a direct sale of such assets by the Company.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. Such new approaches could damage our future investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of operations. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Rising inflation may materially adversely affect our financial condition and results of operations.

Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our tenants’ ability to pay rent.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common shares could be materially adversely affected.

Risks Related to Investments in Real Estate-Related Investments

Investments in real estate debt are subject to risks including various creditor risks and early redemption features, which may materially adversely affect our results of operations and financial condition.

The real estate debt and other real estate-related assets in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments may face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our real estate debt investments and the NAV per share of our common shares.

Reinvestment risk could affect the price for our common shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt investments, marketable securities and other short-term investments current earnings rate. A decline in income could affect the NAV of our common shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our real estate-related debt investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt and other real estate-related instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in high-yield debt, which is generally subject to more risk than higher rated securities.

Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-

coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.

Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related securities investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write-down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debts we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other New Mountain Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain MBS may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

There are certain risks associated with the insolvency of obligations backing MBS and other investments.

The real estate loans backing the MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We may acquire MBS affiliated with New Mountain.

We may acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, and/or the MBS is serviced or structured by, a New Mountain affiliate. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since certain of our executives are also executives of New Mountain, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

To the extent we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, we will be subject to certain other risks which may adversely affect our results of operations and financial condition.

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, and interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We will face risks related to our investments in CDOs.

We may also invest from time to time in CDOs. CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including MBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including MBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our shareholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our Board of Trustees may also change our investment guidelines without the consent of our shareholders.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Investments in Real Estate.”

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common shares.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.

REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We may invest in derivatives, which involve numerous risks.

Subject to our compliance with the Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

Our ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Absent our ability to rely upon available guidance from the U.S. Commodity Futures Trading Commission (the “CFTC”) that we are not a commodity pool, we, our Board of Trustees or the Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.

Registration with the CFTC as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from being regulated as a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We may make open market purchases or invest in traded securities.

We may invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because New Mountain may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.

The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. We intend to target a leverage ratio of approximately 50% to 75% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our real estate-related asset portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our real estate-related debt portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio of properties or, subject to our board of trustee’s oversight, on a portfolio-wide basis. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation. We may exceed our target leverage ratio, particularly until such time that we have raised substantial proceeds in the private offering and acquired a diversified portfolio of investments, during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our results of operations, financial condition and business may be impacted by our ability to secure bank credit facilities (including term loans, revolving facilities and subscription lines), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements, such as mortgage or other forms of property level financing, on acceptable terms. We may decide to initially purchase assets without leverage (with the expectation of obtaining property-level or other leverage at a later date, which may be inconsistent with our typical strategy and may also lead to lower returns). Further, if we determine to acquire properties without leverage, there is no assurance that we will be successful in the future in securing property-level or other leverage on desirable terms or at all. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

●	general economic or market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential; and
●	our current and potential future earnings and cash distributions.

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions, such as those caused by the COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other New Mountain Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain one or more lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous offering. There can be no assurances that we will be able to obtain one or more lines of credit on financially reasonable terms or at all. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of our common shares, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other New Mountain Accounts that may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other New Mountain Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our shareholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment. In addition, if any mortgage or other financing agreement contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties or have a material adverse effect on our financial results or operations.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our shareholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

We may use reverse repurchase agreements to finance our real estate-related securities investments, which may expose us to risks that could result in losses.

We may use reverse repurchase agreements as a form of leverage to finance our real estate-related securities investments, and the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Risks Related to our Relationship with the Adviser

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our investments and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with the Adviser’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any line of credit and repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing such line of credit or under the repurchase agreements that we may enter into in the future. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Adviser’s investment committee. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, investment, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of the private offering is dependent, in part, on the ability of the Adviser to retain key employees and associated persons and to successfully build and maintain a network of Registered Investment Advisers (“RIAs”).

The success of the private offering and our ability to implement our business strategy is dependent upon the ability of the Adviser to retain key employees and associated persons and to build and maintain a network of RIAs and other agents. If the Adviser is unable to do either, we may not be able to raise adequate proceeds through the private offering to implement our investment strategy. The Adviser’s associated persons may experience conflicts of interest in allocating their time between the private offering and other investment products, which could adversely affect our ability to raise adequate proceeds through the private offering and implement our investment strategy. Further, the RIAs may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

The fees we pay in connection with the private offering and the agreements entered into with New Mountain and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser and other New Mountain affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among New Mountain and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the New Mountain name, but we may use it as part of our corporate name pursuant to the terms of the Advisory Agreement between us and the Adviser or its Affiliate. Use of the name by other parties or the termination of our license to use the New Mountain name may harm our business.

We entered into an advisory agreement with the Adviser, an affiliate of New Mountain, pursuant to which it granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “New Mountain Net Lease Trust.” Pursuant to the Advisory Agreement, we have a right to use this name for so long as the Adviser (or another affiliate of the license-holder of the New Mountain name) (the “Licensor”) serves as our adviser (or another advisory entity) and the Adviser remains an affiliate of the Licensor. The Licensor and its affiliates, such as New Mountain, will retain the right to continue using the “New Mountain” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “New Mountain” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, New Mountain or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

We may face risks arising from certain claims against New Mountain and/or certain regulatory investigations.

New Mountain acts as an asset manager and manages multiple investment funds. Given the broad spectrum of operations of New Mountain and their respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquires, can and do occur in the course of its and its affiliates’ (including the Adviser’s) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to New Mountain. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact New Mountain. While New Mountain has implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect New Mountain in all instances.

Certain investors may enter into side letters with us, which may provide for different terms for their investment in the Company.

Side letters may be entered into with shareholders which have the effect of establishing different terms than those applicable to other shareholders.

As such, the terms and conditions of one shareholder’s investments in the Company may differ to those of another shareholder. For example, the terms of side letters may deal with: arrangements with respect to waivers, rebates, reductions or other modifications of the management fee and/or performance fee; minimum and additional subscription amounts; “most favored nation” rights (i.e., the right to receive favorable rights or economic arrangements that may be afforded to other shareholders); notice periods; consent rights; modifications to the applicable shareholder’s subscription agreement; and certain other rights and privileges.

Such arrangements generally will be based on factors such as the size of a shareholder’s subscription, the timing of a shareholder’s subscription, a shareholder’s existing relationship with the Adviser or any particular regulatory or legal considerations applicable to a shareholder; provided, that the Adviser may enter into such arrangements for any reason it deems necessary advisable, desirable or convenient. As a result, returns may vary from shareholder to shareholder depending on any arrangements applicable to a given a shareholder’s investment in the Company. In addition, but without limitation, some shareholders that demonstrate a relevant regulatory requirement, may receive preferential terms pertaining to that requirement, such as receipt of certain Company information on an accelerated basis.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

We are subject to conflicts of interest arising out of our relationship with New Mountain and its affiliates, including the Adviser. The Adviser faces a conflict of interest between its responsibility to act in our best interests, on the one hand, and any benefit that could result to it or its affiliates from our operations, on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interests, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. New Mountain and our Board of Trustees have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, New Mountain and its affiliates, the terms and conditions of our Declaration of Trust and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our trustees, including a majority of our Independent Trustees not otherwise interested in the transaction, in accordance with the terms of our Declaration of Trust. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. For additional discussion, see “Item 7 Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

The Adviser faces a conflict of interest because the management fees it receives are payable regardless of the performance of our portfolio and were not determined by arm’s length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares, which are not subject to the management fee, regardless of the performance of our portfolio. We are required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by “arm’s-length” negotiations and could be higher than the fees that another unaffiliated adviser might receive.

While it is not currently expected to be the case, the Adviser may, from time to time, voluntarily waive all or a portion of the management fees to which it is entitled. The Adviser may have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Adviser did elect to waive receipt of management fees with respect to any period, there is no guarantee that the Adviser would do so in any subsequent period.

The Adviser faces a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.

The Special Limited Partner, an affiliate of New Mountain, is entitled to receive distributions on its performance participation interest in the Operating Partnership each quarter based on the Operating Partnership’s Total Return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the NAV attributable to the Class E units, which are not subject to the performance participation. The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership may create an incentive for the Adviser to make riskier or more speculative investments on our behalf, cause us to incur more leverage, or sell an asset prematurely in an effort to increase the distributions to which the Special Limited Partner is entitled on its performance participation interest. Because the distributions the Special Limited Partner is entitled to receive are based in part on the Operating Partnership’s NAV, the Adviser may also be motivated to accelerate acquisitions to increase the Operating Partnership’s NAV or, similarly, delay or curtail repurchases of our shares to maintain the Operating Partnership’s NAV. Except as noted herein with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.

The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser is ultimately responsible for reviewing and confirming our NAV and overseeing the process surrounding the calculation of our NAV. The Adviser faces an inherent conflict of interest because the Adviser is entitled to receive a management fee based on our NAV (excluding the NAV attributable to our Class E shares, which are not subject to the management fee) and the Special Limited Partner is entitled to receive distributions on its performance participation interest based in part on the Operating Partnership’s NAV (excluding the NAV attributable to the Class E units, which are not subject to the performance participation). The valuation of our investments and our NAV will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments or manage the NAV calculation process in a manner that results in a higher NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of our common shares or the price paid for the repurchase of your common shares on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

New Mountain personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Adviser and its affiliates devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. The Adviser has rendered in the past and will continue to render in the future investment advisory and other services to other clients (including investment vehicles and accounts which have the same or similar investment strategy as we do and which may compete with us for investment opportunities) and perform a variety of other functions that are unrelated to our operations. The directors, officers and employees of the Adviser and its affiliates are not required to devote all or any specific portion of their working time to our affairs and potential conflicts of interest will arise in allocating management time, services or functions among us and such other clients, including clients that have the same or a similar type of investment strategy as we do. As a result of these conflicts, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

New Mountain and its affiliates face various conflicts of interest as a result of its relationship with us.

The Adviser is an affiliate of New Mountain. To the extent permitted under applicable law, we may engage from time to time in “principal transactions” with New Mountain, provided that any such transactions must be approved by a majority of our trustees, including a majority of our Independent Trustees, not otherwise interested in such transaction, in accordance with the terms of our Declaration of Trust. A principal transaction occurs when an investment adviser arranges for a security to be purchased from or sold to a client from its own account (which can include a fund in which the investment adviser or its personnel have a substantial ownership interest). New Mountain may also act as our counterparty in connection with swaps, options, forward contracts, currency and interest rate hedging, other derivatives and other transactions, in all cases subject to applicable law and the related party transaction approval requirements in our Declaration of Trust.

New Mountain may also execute from time to time “agency cross transactions” between us and other persons and will receive commissions from both parties to such transactions, in all cases subject to applicable law and the related party transaction approval requirements in our Declaration of Trust. An agency cross transaction occurs when an investment adviser, acting as a broker for a person other than the advisory client, knowingly makes a sale or purchase of any security for the account of that client. Moreover, the Adviser may cause or recommend that we execute the purchase or the sale of investments through New Mountain as agent or select or recommend the selection of New Mountain as executing broker in our transactions, and New Mountain will receive fees or commissions in connection with such transactions. These principal and agency cross transactions create a conflict of interest between the Adviser’s interest in seeking that we receive best execution on all transactions and in limiting or reducing the fees that we pay, and its interest in generating additional profits and fees for New Mountain.

Sales of securities for our account may be bunched or aggregated with orders for other accounts of New Mountain or its clients, including other investment funds. Due to prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities bought or sold. When this occurs, the various prices may be averaged, which could be disadvantageous to us. In addition, from time to time, the Adviser may use electronic communication networks (“ECNs”) or other alternative trading systems in which New Mountain has an ownership interest. New Mountain typically receives compensation based upon its ownership percentage in relation to the transaction fees charged by the ECNs.

From time to time, New Mountain’s affiliates will introduce to us a client who has a real estate-related (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate-related investment owned by us. If we pursue the resulting transaction, New Mountain will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, New Mountain could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate related investments that we are considering. Such activities will present New Mountain with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.

Subject to applicable law (including, without limitation, ERISA), from time-to-time certain Other New Mountain Accounts or discretionary clients of the Adviser or its affiliates (collectively, “Other New Mountain Clients”) may invest in our shares. Such investment may give rise to a conflict of interest for the Adviser and its affiliates between acting in our best interests and Other New Mountain Clients, as Other New Mountain Clients will have certain interests in the way in which we are operated which may conflict with the interests of other shareholders. This may create an incentive for the Adviser or its affiliates to take, or not to take, certain actions that it would otherwise take. Such investments by Other New Mountain Clients present a potential conflict of interest as the Adviser and its affiliates may have the incentive to favor Other New Mountain Clients. For example, the Adviser and its affiliates may face a challenge in balancing the respective duties to the Other New Mountain Clients, us and our other shareholders, and the Adviser and its affiliates acting on behalf of an Other New Mountain Client may have access to information that may not be available to other shareholders. In the event that we elect to satisfy a large repurchase request pursuant to our share repurchase plan for shares held by an Other New Mountain Client, we may determine to dispose of assets when we otherwise would not have done so to fund the repurchase. A large share repurchase could also cause us to incur additional expenses related to funding the repurchase. However, the Adviser and its affiliates have established policies, including information barriers, reasonably designed to mitigate the foregoing and other conflicts of interest that may arise in connection with the investment in us by Other New Mountain Clients, in an effort to ensure that the Adviser and its affiliates act in accordance with applicable law and their respective fiduciary obligations with respect to us and Other New Mountain Clients.

In addition, New Mountain may, subject to applicable law, be involved in the provision of a subscription line, a credit facility, property-level debt or other financing to us in various capacities. This may present conflicts of interest for New Mountain and the Adviser in the event that New Mountain or the lender is required to take an action under such a facility which is adverse to us.

The Adviser faces various conflicts of interest related to the allocation of investment opportunities between us and Other New Mountain Clients.

The Adviser may face conflicts of interest in determining whether an investment opportunity should be allocated to us or Other New Mountain Clients. New Mountain expects to sponsor or manage additional investment vehicles, funds, products and accounts in the future, including those that employ investment strategies that are substantially similar to our investment strategy and that may compete with us for the allocation of investment opportunities.

Investment opportunities that are appropriate for us may also be appropriate for Other New Mountain Accounts and there is no assurance that we will be allocated those investments we wish to pursue or that our shareholders would otherwise wish for us to pursue. The Adviser allocates investment opportunities between us and Other New Mountain Accounts in accordance with the Adviser’s Investment Allocation Policy and any accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be fair and equitable. Factors considered by the Adviser in prioritizing and allocating investment opportunities will be based on upon the Adviser’s good faith assessment of various factors, including, but are not limited to: (i) rights of first offer in favor of certain clients; (ii) investment guidelines, goals or restrictions of the client; (iii) capacity of the client; (iv) existing allocation to similar strategies and the diversification objectives of the client; (v) tax considerations; (vi) legal or regulatory considerations; (vii) with respect to co-investment allocations, whether the co-investor can provide added value to the operations of the business or provide future opportunities to the business of the client; and (viii) other relevant business considerations. The Adviser considers various factors (as described above) to allocate opportunities among clients. If, after considering these factors, the Adviser does not unanimously determine that the investment should be allocated to a particular New Mountain Account, then the opportunity will generally be allocated pursuant to a rotation system.

The Adviser calculates available capital, weighs the other factors described above (which will not be weighted equally) and makes other investment allocation decisions in accordance with its allocation policies and procedures in its sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other New Mountain Clients. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other New Mountain Clients may adversely impact our allocation of particular investment opportunities. The Adviser is entitled to amend its investment allocation policies and procedures at any time without prior notice or our consent.

In addition to allocating investment opportunities suitable for us to Other New Mountain Clients, New Mountain may also grant Other New Mountain Clients exclusive rights to certain investment opportunities. As a result, in certain cases we will not be afforded the chance to participate in attractive investment opportunities in which Other New Mountain Clients are given the opportunity to participate, or in some cases will be allocated a small part of an investment opportunity within our investment strategy when Other New Mountain Clients are allocated a larger portion. We may also at times be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and our ability to participate in any particular opportunity may be substantially limited. Further, New Mountain often represents participants on all aspects of real estate and real estate-related investment transactions including potential purchasers, sellers, borrowers, lenders and tenants. In such cases, New

Mountain’s clients may seek to prohibit New Mountain affiliates or clients (including us) from investing in certain real estate or real estate-related investments.

Additionally, when the Adviser manages or advises Other New Mountain Clients that pay or could potentially pay higher fees or other compensation and follow the same or similar investment strategy as we do, the Adviser will be incentivized to favor the other account paying it the potentially higher fees or other compensation. Investment opportunities or any portion thereof that we do not participate in will likely be offered to Other New Mountain Clients or such other persons or entities as determined by the Adviser in its sole discretion, and we will not receive any compensation related to such opportunities. The results of our investment activities will likely differ significantly from the results achieved by Other New Mountain Clients that implement the same or similar investment strategies as we do. There is no specific limit as to the number of Other New Mountain Clients that may be managed or advised by the Adviser or its affiliates.

In connection with seeking financing or refinancing for Other New Mountain Accounts and their assets, it may be the case that better financing terms are available when more than one Other New Mountain Account provides collateral, particularly in circumstances where the assets of each Other New Mountain Account are similar in nature. As such, rather than seeking such financing or refinancing on its own, we may enter into cross collateralization arrangements with another Other New Mountain Account or portfolio companies of one or more Other New Mountain Accounts. While we would expect any such financing arrangements to generally be non-recourse to the Company and the Other New Mountain Accounts, as a result of any cross-collateralization, the Company could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the Other New Mountain Accounts.

For additional discussion, see “Item 7 Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

New Mountain may raise or manage Other New Mountain Accounts which could result in the reallocation of New Mountain personnel and the direction of potential investments to such Other New Mountain Accounts.

New Mountain reserves the right to raise capital for and manage capital for Other New Mountain Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate-related securities obligations and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., net lease, office, industrial, retail or multifamily) or making non-controlling investments globally, in a particular region outside of the United States or in public and private debt and equity securities, and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other New Mountain Accounts that are actively investing and similar overlap with future Other New Mountain Accounts. The closing of an Other New Mountain Account could result in the reallocation of New Mountain personnel, including reallocation of existing real estate professionals, to such Other New Mountain Account. In addition, potential investments that may be suitable for us may be directed toward such Other New Mountain Account.

We may invest in joint ventures and other co-investment arrangements with Other New Mountain Accounts or divide a pool of investments among us and Other New Mountain Accounts.

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other New Mountain Accounts, such as the Seed Portfolio Acquisition. Any joint venture with an affiliate of the Adviser must be approved by a majority of our trustees (including a majority of our Independent Trustees) in accordance with our Declaration of Trust. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other New Mountain Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other New Mountain Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other New Mountain Accounts. See “—Risks Related to Investments in Real Estate—We may make joint venture investments, including with Other New Mountain Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

The terms on which affiliates of the Adviser, including Other New Mountain Accounts, co-invest in an investment opportunity could be substantially different, and potentially more favorable, than the terms on which we invest.

In such cases, conflicts could arise between New Mountain or such Other New Mountain Accounts, on the one side, and us, on the other side, with respect to investment strategy, growth and financing alternatives and with respect to the manner and timing of our exit from the investment compared to New Mountain’s or such Other New Mountain Accounts’ exit. New Mountain or Other New Mountain Accounts may also have short positions in the same security or instrument or a different security or instrument of the same issuer as a security or instrument purchased by us, which will likely present additional conflicts, particularly if the issuer experiences financial difficulties.

In some cases, the Adviser will invite strategic investors to co-invest with us because, for example, co-investing with a strategic investor provides us with certain benefits. Strategic investors include investors or entities controlled by or affiliated with New Mountain or investors with large or long-standing relationships with the Adviser. In such cases, the amount available for investment by us will be correspondingly reduced to permit a strategic investor the opportunity to co-invest.

For additional discussion, see “Item 7 Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

We may co-invest with New Mountain affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.

Conflict of interests could arise when we and the Other New Mountain Accounts directly or indirectly make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. In certain circumstances, Other New Mountain Accounts may have different investment objectives or could pursue or enforce rights with respect to a particular issuer in which we have invested, and those activities could have an adverse effect on us. For example, if we hold debt instruments of an issuer and Other New Mountain Accounts hold equity securities of the same issuer, then if the issuer experiences financial or operational challenges, we (as holder of the debt instrument) may seek a liquidation of the issuer, whereas the Other New Mountain Accounts (which hold the equity securities) may prefer a reorganization of the issuer, and vice versa. In addition, an issuer in which we invest may use the proceeds of our investment to refinance or reorganize its capital structure, which could result in repayment of debt held by Other New Mountain Accounts. If the issuer performs poorly following such refinancing or reorganization, our results will suffer, whereas the Other New Mountain Accounts’ performance will not be affected because the Other New Mountain Accounts no longer have an investment in the issuer.

In addition, we, along with the Other New Mountain Accounts, may pursue or enforce rights with respect to a particular issuer, or the Adviser or New Mountain may pursue or enforce rights with respect to a particular issuer on our behalf and on behalf of Other New Mountain Accounts. We could be negatively impacted by the activities by or on behalf of such Other New Mountain Accounts, and our transactions could be impaired or effected at prices or terms that are less favorable than would otherwise have been the case had a particular course of action with respect to the issuer of the securities not been pursued with respect to such Other New Mountain Accounts.

These conflicts are magnified with respect to issuers that become insolvent. Furthermore, it is possible that in connection with an insolvency, bankruptcy, reorganization or similar proceeding we will be limited (by applicable law, courts or otherwise) in the positions or actions we will be permitted to take due to other interests held or actions or positions taken by New Mountain and its affiliates, Other New Mountain Accounts and the Adviser. Finally, in certain instances, personnel of New Mountain may obtain information about an issuer that is material to the management of Other New Mountain Accounts and that will at times limit the ability of personnel of the Adviser to buy or sell, or to recommend the buying or selling of, securities of that issuer on our behalf. The results of our investment activities may differ significantly from the results achieved by New Mountain for Other New Mountain Accounts or for its own account. The Adviser will manage us and the Other New Mountain Accounts it advises or manages in accordance with their respective investment strategies and guidelines; however, New Mountain will from time to time give advice and take action with respect to any current or future Other New Mountain Account that competes or conflicts with the advice the Adviser gives to, or actions taken for, us, including with respect to the timing or nature of actions relating to certain investments (including, without limitation, advising or having Other New Mountain Accounts engage in short sales of securities or instruments issued by companies in which we have invested). Future investment activities by the Adviser on behalf of other clients will likely give rise to additional conflicts of interest and demands on the Adviser’s time and resources. While New Mountain will seek to resolve any such conflicts in a fair and equitable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among us and the Other New Mountain Accounts, such transactions are not required to be presented to our Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services the Adviser or New Mountain on more favorable terms than those provided to us.

Certain third-party service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers and investment or commercial banking firms) that provide goods or services to us, New Mountain or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with New Mountain and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which New Mountain or Other New Mountain Accounts have an investment, and payments by us may indirectly benefit New Mountain or such Other New Mountain Accounts. Additionally, certain employees of New Mountain or the Adviser may have family members or relatives employed by such advisors and service providers. These relationships could have the appearance of affecting or potentially influencing the Adviser in deciding whether to select or recommend such service providers to perform services for us. In addition, in instances where multiple New Mountain businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other New Mountain affiliates rather than us.

Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such New Mountain-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser. While New Mountain believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties, there is an inherent conflict of interest that may incentivize New Mountain to engage its affiliated service providers over a third party.

In addition, we may retain certain affiliates of the Adviser, from time to time, for services relating to the investments or operations, including in-house transactional legal and tax services, accounting services (including but not limited accounting & shadow accounting, investor reporting, meeting preparation, corporate and tax structuring and related services), treasury services, leveraged purchasing, IT system support, system implementation, risk management services (including but not limited to anti-money laundering and know-your-customer services and monitoring and compliance), compliance related services, including all compliance services provided by New Mountain’s compliance personnel with respect to us, our investments and their activities (including, without limitation, services related to legal and regulatory compliance obligations (e.g., reporting and filing obligations) under U.S. federal, state, local, non-U.S. or other laws and regulations related to our activities and the making, holding or disposing of our investments), local and state filing services, asset management and operations, hedging and currency management, fund finance, fund borrowing, environmental, social and governance services, services related to transfers of shares, investor relations services, property management services and operations (including but not limited to the initial & continuing review of the property condition, phase Is, seismic reports, and insurance, quarterly tenant monitoring, lease and loan compliance), audit services, public filing requirement services, valuation services, account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, vendor management, operational services, tax services, loan management services, construction management services, leases services, property, title, and/or other types of insurance and related services, transaction support services, transaction consulting services, and other similar operational matters. Any such arrangements will be at or below market rates.

We expect to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

We expect to have a diverse shareholder group. As a result, our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by our shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any shareholder individually. In addition, certain of our shareholders may also be investors in Other New Mountain Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

The Adviser may face potential conflicts of interest related to access to and flow of certain information, including material, non-public information.

We, directly or through New Mountain, the Adviser or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Such restrictions could materially adversely affect our investment results.

New Mountain’s internal information barriers that are designed to prevent the flow of certain types of information, including material, non-public, confidential information, from one area or part of New Mountain to another area or group thereof, may restrict the Adviser’s ability to access information even when such information would be relevant to our potential investments. Due to such barriers, disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information, even if another area or group of New Mountain may trade on such information. Therefore, we or the Adviser may not have access to material non-public information in the possession of New Mountain that might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Further, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

Our Board of Trustees has adopted a resolution renouncing, and our Declaration of Trust provides that we renounce, our interest or expectancy with respect to business opportunities and competitive activities.

Our Board of Trustees has adopted a resolution that provides that none of New Mountain or its affiliates, our trustees or any person our trustees control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person in his or her capacity as one of our trustees or officers and intended exclusively for us or any of our subsidiaries.

Our Declaration of Trust also provides that to the maximum extent permitted from time to time by Maryland law, (a) none of our trustees or officers who is also an officer, employee or agent of New Mountain or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign, or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or is being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.

Our Declaration of Trust also provides that any Covered Person may have business interests and engage in business activities similar, in addition to or in competition with those of or relating to us.

We may source, sell or purchase assets either to or from the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other New Mountain Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of trustees (including a majority of our Independent Trustees) not otherwise interested in the transaction pursuant to our Declaration of Trust. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our Independent Trustees or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions described above involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

We are subject to potential conflicts of interest related to tenants.

Certain properties owned by us or an Other New Mountain Account will, in certain circumstances, be leased out to tenants that are affiliates of New Mountain, including but not limited to Other New Mountain Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner in accordance with its prevailing policies and procedures, subject to applicable oversight of our Board of Trustees.

The personnel of the Adviser and its affiliates may trade in securities for their own accounts, subject to restrictions applicable to New Mountain personnel.

The officers, directors, members, managers, employees and associated persons (as applicable) of the Adviser and its affiliates may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and New Mountain policies, or otherwise determined from time to time by the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

New Mountain may structure certain investments such that New Mountain will face conflicting fiduciary duties to us and certain Other New Mountain Accounts.

New Mountain may structure certain investments such that one or more Other New Mountain Accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to such Other New Mountain Accounts as well as to us. If such Other New Mountain Accounts purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which an Other New Mountain Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to such Other New Mountain Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other New Mountain Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other New Mountain Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other New Mountain Accounts.

New Mountain’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where New Mountain or one or more Other New Mountain Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where New Mountain or one or more Other New Mountain Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of New Mountain or one or more Other New Mountain Accounts as such a provider of debt financing in connection with the potential acquisition of investments by third parties from us may give rise to potential or actual conflicts of interest.

We may provide debt financing in connection with acquisitions by third parties of assets owned by Other New Mountain Accounts.

We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of a portfolio entity) owned by one or more Other New Mountain Accounts (or in connection with the acquisitions by one or more Other New Mountain Accounts or their affiliates of assets or interests (or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other New Mountain Accounts or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other New Mountain Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other New Mountain Accounts) or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other New Mountain Accounts may receive refinancing proceeds or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other New Mountain Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other New Mountain funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts and other entities. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, New Mountain personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to New Mountain’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other New Mountain Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of New Mountain personnel in such other investments could be greater than their financial incentives in relation to us.

We, Other New Mountain Accounts and their portfolio entities may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.

We, Other New Mountain Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by New Mountain for the benefit of us, Other New Mountain Accounts or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our shareholders or the interests of Other New Mountain Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other New Mountain Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other New Mountain Accounts, their portfolio entities or New Mountain. There can be no assurance that any such activities will be successful in advancing our interests or the interests of an Other New Mountain Accounts or a portfolio entity or otherwise benefit such entities.

Additional potential conflicts of interest may arise in the future due to possible future activities.

The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, New Mountain and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. Additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify to be taxed as a REIT. If we fail to qualify to be taxed as a REIT in any tax year, then:

●	we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to shareholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
●	any resulting tax liability could be substantial and could have a material adverse effect on our book value;
●	unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify to be taxed as a REIT and for which we had taxable income; and
●	we generally would not be eligible to requalify to be taxed as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our shareholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our shareholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our shareholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT asset test requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Our ownership of, and relationship with, any TRS will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs (if any), there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.

Our Declaration of Trust does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common shares and/or of our outstanding shares of beneficial interest of all classes or series, and attempts to acquire our common shares or our shares of beneficial interest of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our Board of Trustees.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our Declaration of Trust prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of our outstanding common shares, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding shares of beneficial interest of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our Declaration of Trust are complex and may cause outstanding common shares owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding shares by a person could cause another person to constructively own in excess of 9.9% of our outstanding common shares and thus violate the Ownership Limit. There can be no assurance that our Board of Trustees, as permitted in the Declaration of Trust, will not decrease this Ownership Limit in the future. Any attempt to own or transfer our shares in excess of the Ownership Limit without the consent of our Board of Trustees will result either in the shares in excess of the limit being transferred by operation of our Declaration of Trust to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our shareholders or would result in receipt of a premium to the price of our common shares (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the Ownership Limit granted to date may limit the power of our Board of Trustees to increase the Ownership Limit or grant further exemptions in the future.

Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of our common shares or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “Certain U.S. Tax Considerations—Taxation of U.S. Holders of Our Common Shares”), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition and therefore, may be treated as recognizing income effectively connected with the conduct of a U.S. trade or business. Such tax does not apply, however, to the disposition of shares in a REIT that is “domestically-controlled.” Generally, a REIT is domestically-controlled if less than 50% of its shares, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically-controlled REIT and we have no obligation to qualify as such under our governing documents. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our common shares (including a redemption) would be subject to tax under FIRPTA, unless (i) our common shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common shares. See “Certain U.S. Tax Considerations—Taxation of Non-U.S. Holders of Our Common Shares—Sales of Our Common Shares.”

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common shares, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common shares. In addition, a repurchase of our common shares, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Certain U.S. Tax Considerations—Taxation of Non-U.S. Holders of Our Common Shares—Distributions, and—Repurchases of our Common Shares.”

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our common shares. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our common shares.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines it is no longer in our best interests to qualify as a REIT. Our Board of Trustees, in its sole and absolute discretion, also may determine that compliance with any restriction or limitation on ownership and transfers of our shares of beneficial interest is no longer required for REIT qualification. Our Board of Trustees has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests.

You may have current tax liability on distributions you elect to reinvest in our common shares.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Class I shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. However, for taxable years ending before January 1, 2026, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. See “Certain U.S.

Tax Considerations—Taxation of U.S. Holders of Our Common Shares—Distributions Generally.” You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common shares. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our shareholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common shares. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of us or our shareholders. Any such changes could have an adverse effect on an investment in our common shares, the market value or the resale potential of our assets, or our ability to attract and retain investment professionals. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our common shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Special Considerations Relating to Benefit Plan Investors

If the fiduciary of an employee benefit plan or plan subject to the Code or ERISA fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our common shares, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our common shares on behalf of a “benefit plan investor” within the meaning of ERISA, including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan, trust, individual retirement account (“IRA”) or “Keogh” plan that are subject to Title I of ERISA or Section 4975 of the Code. If you

are investing the assets of any of the entities identified in the prior sentence in our common shares, you should satisfy yourself that, among other matters:

●	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
●	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
●	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
●	the investment will not impair the liquidity of the trust, plan or IRA;
●	the investment will not produce “unrelated business taxable income” for the trust plan or IRA;
●	our shareholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
●	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

As discussed under “Certain ERISA Considerations,” we intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor (the “DOL”), as modified by Section 3(42) of ERISA, as amended from time to time (the “Plan Asset Regulations”)). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us; (ii) the possibility that certain transactions in which we have entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of shareholders that are “benefit plan investors” would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or the Adviser. With respect to a “benefit plan investor” that is an IRA that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

Prospective investors that are Plans should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common shares to any Plan is in no respect a representation by us or any other person associated with the offering of our common shares that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.

General Risk Factors

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.

We face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

We may face risks associated with short sales.

Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, the SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.

We face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—We may invest in derivatives, which involve numerous risks” above.

Economic sanction laws may restrict our ability to make certain investments, and any determination of a violation of economic sanction laws may have an adverse impact on our financial condition and operations.

Economic sanction laws in the United States and other jurisdictions may prohibit the Adviser, its professionals and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may restrict the Company’s investment activities.

In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. The Adviser, its professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be materially and adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the Adviser has developed and implemented policies and procedures designed to ensure strict compliance by New Mountain and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, despite the Adviser’s policies and procedures, issuers and their affiliates, particularly in cases where the Company or another New Mountain-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that New Mountain has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject New Mountain to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect New Mountain’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

As an externally managed company, the Company’s day-to-day operations are managed by the Adviser and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior New Mountain Capital professionals and our Adviser is a subsidiary of New Mountain Capital. As such, we rely on the cybersecurity policies and procedures implemented by New Mountain Capital. Below are details New Mountain Capital has provided to us regarding its cybersecurity program that are relevant to us.

New Mountain Capital has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to New Mountain Capital’s Information Security Program, the New Mountain Capital Information Technology Steering Committee (“ITSC”) is responsible for the development, evolution, and implementation of policies and technical measures to reasonably prevent security incidents. At times New Mountain Capital may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.

Material Impact of Cybersecurity Risks

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” under the heading “Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations,” which should be read in conjunction with the information above.

Cybersecurity Governance

Our cybersecurity risks and associated mitigations are evaluated by the Adviser and the ITSC as needed, but no less frequently than annually. Management and representatives of the ITSC periodically report to our Board of Trustees on developments to the information security and cybersecurity risks we face. Reports include, among other things, an overview of New Mountain Capital’s controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us.

Our Board of Trustees is responsible for understanding the primary risks to our business. The audit committee of our Board of Trustees is responsible for reviewing the Adviser’s IT security controls with management and evaluating the adequacy of our and the Adviser’s IT security program, compliance and controls with management.

ITEM 2. Properties

Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019. As part of the Advisory Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Shares

In our continuous, blind pool private offering, we are offering and selling our common shares pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. There is no established public trading market for our common shares currently, and we do not expect that such a market will ever develop in the future.

Because our common shares are being acquired by investors in our continuous, blind pool offering “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold or transferred (i) except as permitted under our Declaration of Trust and (ii) unless the common shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the shares unless and until we accept their repurchase request. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

The share classes have different management fees and performance participation allocation fees. We do not charge upfront selling commissions, dealer manager fees, or shareholder servicing fees.

Common shares will generally be sold at the then-current transaction price, which will generally be the prior month’s NAV per share of the class of share being purchased. Our NAV is based on the net asset value of our investments plus other assets less liabilities. Because management fees and the performance participations allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. See “—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.

The following table presents our month NAV per share for each of the four classes of our common shares from the period of Inception through our launch on January 2, 2025:

	Class A	Class F	Class E	Class I
January 2, 2025	20.00	20.00	20.00	20.00

Holders

As of March 28, 2025, there were 123 holders of record of our Class A Shares, 279 holders of record of our Class F Shares, 53 holders of record of our Class E Shares and 13 holders of record of our Class I Shares.

Net Asset Value

Our Board of Trustees, including a majority of our Independent Trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our Independent Valuation Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our Board of Trustees, including a majority of our Independent Trustees, will review the appropriateness of our valuation procedures. From time to time, our Board of Trustees, including a majority of our Independent Trustees, may adopt changes to the valuation guidelines if it reasonably believes a change is appropriate for the determination of NAV. From time to time, our Board of Trustees, including a majority of our Independent Trustees, may adopt changes to the valuation guidelines if it reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we will adjust the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will determine the fair value of our net lease investments and associated financing on a monthly basis, which valuations will be reviewed and confirmed for reasonableness by the Independent Valuation Advisor on a quarterly basis. The Adviser may seek input from the Independent Valuation Advisor and/or retain additional third-parties to assist with the valuation of certain investments, including, without limitation, our other real estate-related investments. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are generally consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.

Valuation of Real Estate Investments

For the purposes of calculating our monthly NAV, any newly acquired net lease investments will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a net lease investment qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.

Following the initial closing, our net lease investments will be valued by the Adviser on a monthly basis based on current material market data and other information deemed relevant, which valuations will be reviewed and confirmed for reasonableness by the Independent Valuation Advisor on a quarterly basis. Beginning in 2026, each net lease investment will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Each third-party appraisal is performed in accordance with the Uniform Standards of Professional Appraisal Practice, or the similar industry standard for the country where the property appraisal is conducted, and reviewed by the Independent Valuation Advisor for reasonableness. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the net lease investment. Concurrent with the appraisal process, the Adviser values each net lease investment and, taking into account the appraisal, among other factors, determines the appropriate valuation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (a Designated Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Any appraisal provided by an independent third-party appraisal firm will be performed in accordance with our valuation guidelines.

Although quarterly reviews of each of our net lease investment valuations will be performed by the Independent Valuation Advisor, such reviews are based on asset- and portfolio-level information provided by the Adviser, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned estimated capital expenditures, the then-most recent annual third-party appraisals, if applicable, and any other information relevant to valuing the real estate property, which information will not be independently verified by the Independent Valuation Advisor.

The Adviser will monitor our net lease investments for events that the Adviser believes may be expected to have a material impact on the most recent estimated values of such net lease investment, and will notify the Independent Valuation Advisor of such events. If, in the opinion of the Adviser, an event becomes known to the Adviser (including through communication with the Independent Valuation Advisor) that is likely to have any material impact on previously provided estimated values of the affected net lease investments, the Adviser may adjust the valuation of such investment, subject to the review and confirmation for reasonableness of the Independent Valuation Advisor. If deemed appropriate by the Adviser or the Independent Valuation Advisor, any necessary adjustment will be determined as soon as practicable.

Annual appraisals may also trigger an adjustment in the value of a net lease investment when received. For example, a valuation adjustment may be appropriate to reflect the occurrence of an unexpected property-specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a wholly-owned property to change materially. Valuation adjustments may also be appropriate to reflect the occurrence of broader market-driven events identified by the Adviser or the Independent Valuation Advisor which may impact more than a specific net lease investment. Any such adjustments will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time.

The Adviser’s valuation of each other investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the Independent Valuation Advisor or appraised.

In general, we expect that any adjustments to appraised values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Adviser. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. The resulting potential disparity in our NAV may be detrimental to shareholders whose shares are repurchased or new purchasers of our common shares, depending on whether our published NAV per share for such class is overstated or understated.

Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the net lease investment), irrespective of any property level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows) as the primary methodology to value properties, and we generally expect to use the direct capitalization method as opposed to the discounted cash flow method. In the direct capitalization method, a capitalization rate is applied to the forward 12 months net operating income of each property to derive fair market value. In the discounted cash flow methodology a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value net lease investments include sales comparisons and replacement cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject net lease investment to similar, recently sold net lease investments in the surrounding or competing area.

The replacement cost approach relies on the principle of substitution, which holds that when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution. Because the appraisals are performed by independent third-party appraisal firms and reviewed by the Independent Valuation Advisor, the Adviser’s determination of the appropriate valuations for our net lease investments based on the range of values provided in such reports and any subsequent updates to the valuation of our net lease investments made by the Adviser involve subjective judgments, the estimated fair value of our assets that will be included in our NAV may not reflect the liquidation value or net realizable value of our net lease investments.

In conducting their investigations and analyses, the Independent Valuation Advisor and other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; (v) the credit strength of the tenant; and (vi) any other information relevant to valuing the real estate property. Although the Independent Valuation Advisor may review information supplied or otherwise made available by us for reasonableness, it will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and will not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data to be provided to, or otherwise to be reviewed by or discussed with, the Independent Valuation Advisor, the Independent Valuation Advisor will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting currently available estimates and judgments of our management and the Adviser, and will rely upon the Adviser to advise the Independent Valuation Advisor promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of review.

In performing their analyses, the Adviser, the Independent Valuation Advisor and other independent third-party appraisal firms will make numerous other assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, the Independent Valuation Advisor and other independent third-party appraisal firms will assume that we have clear and marketable title to each net lease investment valued, that no title defects exist unless specifically informed to the contrary, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, the Independent Valuation Advisor’s review, opinions and conclusions will necessarily be based upon market, economic, financial and other circumstances and conditions existing prior to the valuation, and any material change in such circumstances and conditions may affect the Independent Valuation Advisor’s review and conclusions. The Independent Valuation Advisor’s review reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the review, opinions and conclusions set forth therein. As such, the carrying values of our net lease investments may not reflect the price at which the net lease investments could be sold in the market, and the difference between carrying values and the ultimate sales prices could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.

Pursuant to our valuation services agreement with the Independent Valuation Advisor, each individual appraisal report for our net lease investments will be addressed solely to us to assist the Adviser in calculating our NAV. The appraisal reports relating to our net lease investments will not be addressed to the public, will not contain any conclusion regarding our NAV and may not be relied upon by any other person to establish an estimated value of our common shares and will not constitute a recommendation to any person to purchase or sell any common shares. In preparing appraisal reports, independent third-party appraisal firms will not be requested to solicit third-party indications of interest for our common shares or any of our net lease investments in connection with possible purchases thereof or the acquisition of all or any part of us.

Unconsolidated Net Lease Investments Held Through Joint Ventures

Unconsolidated net lease investments held through joint ventures generally will be valued in a manner that is consistent with the guidelines described above for consolidated net lease investments. Once the value of a net lease investment held by the joint venture is determined by an appraisal and we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated net lease investments held in a joint venture that acquires multiple net lease investments over time may be valued as a single investment.

Valuation of Associated Financing

For net least investments, the Adviser will value, with review and confirmation for reasonableness by the Independent Valuation Advisor, the financing associated with such investments using widely accepted methodologies specific to the financing, which may include changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others.

Other Real Estate-Related Debt Investments

In general, other real estate-related investments will be valued by the Adviser based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Readily available market quotations

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, brokers. When reliable market quotations for such investments are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will value such investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Adviser to not be reliable, the Adviser may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Adviser. Securities that are traded publicly on an exchange or other public market (stocks, exchange-traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.

No readily available market quotations

If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).

Certain investments, such as mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations.

The initial value of preferred equity and private company investments will generally be the acquisition price of such investment. Each such investment will then be valued by the Adviser within the first three full months after we make such investment and no less frequently than quarterly thereafter. The Adviser may utilize generally accepted valuation methodologies, which may include, but are not limited to, the market approach, cost approach and income approach, to value such preferred equity or private company investments. These methodologies generally include inputs such as the multiples of comparable companies, the value and performance of underlying assets, select financial statement metrics, the stock price of the investment, volatility, strike price, risk-free interest rate, dividend yield and expected term, as applicable. For each month that the Adviser does not perform a valuation of such investments, it will review such investment to confirm that there have been no significant events that would cause a material change in value of such investment. The Independent Valuation Advisor will generally review and confirm the reasonableness of the valuation of our private company investments without readily available market quotations upon the Adviser’s initial quarterly valuation of such investment and each month thereafter.

Liabilities

We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Our debt will be valued in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses and certain operating expenses paid by the Adviser through the first anniversary of the initial closing of the private offering will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser’s valuation of certain net lease investment liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will generally be reviewed for reasonableness by the Independent Valuation Advisor on a quarterly basis.

NAV and NAV Per Share Calculation

Our NAV will be calculated for each of our classes by the Adviser, which is solely responsible for calculating our NAV, and overseeing the process around the calculation of our NAV. We will disclose the transaction price for each class when available directly to financial intermediaries and via our website, www.NEWLEASE.com.

Each class will have an undivided interest in our assets and liabilities. In accordance with the valuation guidelines, the Adviser calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our net lease investments based in part upon individual appraisal reports provided periodically by third-party independent valuation firms (if applicable), as finally determined and updated monthly by the Adviser, with review and confirmation for reasonableness by the Independent Valuation Advisor on a quarterly basis, and (2) our other assets and liabilities. Because management fees and the performance participations allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of our Operating Partnership and the units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares.

Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. To the extent our Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of our Operating Partnership on the last calendar day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

Our NAV for each class of shares will be based on the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partner). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. We will provide notice of the transaction price directly to the financial intermediaries that participate in our private offering, who, in turn, will communicate such transaction price to applicable investors in accordance with the financial intermediary’s policies and/or procedures.

Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, the Adviser incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares and accruals of management fees and the performance allocation. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The combination of the Class A NAV, Class F NAV, Class I NAV and Class E NAV equals the aggregate net asset value of our assets, which will consist almost entirely of the value of our interest in the Operating Partnership, less our liabilities. The value of our interest in the Operating Partnership is equal to the excess of the aggregate NAV of the Operating Partnership over the portion thereof that would be distributed to any limited partners other than us if the Operating Partnership were liquidated. The aggregate NAV of the Operating Partnership is the excess of the value of the Operating Partnership’s assets (including the fair value of its properties, real estate debt and other securities, cash and other investments) over its liabilities (including the fair value of its debt, any declared and accrued unpaid distributions, any accrued performance participation allocation and the expenses attributable to its operations). The Adviser calculates the fair value of the assets and liabilities of the Operating Partnership as directed by our valuation guidelines based upon values received from various sources, as described in more detail above.

Net portfolio income and unrealized/realized gains on assets and liabilities for any month is allocated proportionately among the share classes according to the NAV of the classes at the beginning of the month.

We will calculate our first NAV as of January 31, 2025, which represents the first month following the completion of the Formation Transactions.

Distributions

There were no distributions made for the year ended December 31, 2024. We expect to pay regular monthly distributions commencing with the first full calendar month after the initial closing of the private offering. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Share repurchases under our share repurchase plan are effectuated as of the opening of the last calendar day of each month and we intend to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution if your shares are repurchased prior to the applicable time of the record date.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. See “Item 11 Description of Registrant’s Securities to be Registered - Distribution Policy.”

Unregistered Sales of Equity Securities

We were capitalized through the purchase by NM Fund I of 50 common shares for an aggregate purchase price of $1,000 on September 27, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of December 31, 2024, there were no purchases under the continuous offering and NM Fund I was our only shareholder.

Share Repurchases

On December 16, 2024, our Board of Trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that we repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class A shares, Class I shares, Class F shares and Class E shares under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).

Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis (after any applicable lock up period), but we are not obligated to repurchase any shares and may exercise discretion in repurchasing only a portion or none of the requested shares in a given quarter. In addition, repurchases will be subject to available liquidity and other significant restrictions. Our Board of Trustees may modify or suspend our share repurchase plan if in its discretion it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid. See “Item 1. Business⸺Share Repurchase Plan.”

No shares were repurchased during the period ended December 31, 2024, as the share repurchase plan had not yet commenced.

ITEM 6. [RESERVED]

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Dollars are in thousands, except for per share amounts.

Overview

We are a Maryland statutory trust formed on August 5, 2024. Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, industrial net lease real estate assets located in the United States. We utilize New Mountain’s deep sponsor relationships and sponsor coverage effort to help identify, source, and execute new net lease opportunities. Our acquisition approach focuses on underwriting (i) tenant’s credit, (ii) the real estate, and (iii) the location’s criticality to the tenant’s underlying operations. We leverage New Mountain’s leading underwriting engine, housed by the private equity and credit arms, to provide tools to efficiently and, we believe, accurately underwrite the underlying tenant credit. We may also selectively invest in real estate-related assets, including debt investments.

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

●	Provide current income in the form of predictable, stable monthly cash distributions;
●	Realize appreciation in the NAV from differentiated sourcing, investment selection, structuring and proactive asset management;
●	Preserve and protect invested capital; and
●	Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with the potential for additional upside through real estate tax advantages, appreciation and lower volatility than publicly traded real estate companies.

We may not achieve our investment objectives. See “Item 1A. Risk Factors.”

Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, commercial net lease real estate assets located in the United States. We utilize New Mountain’s deep sponsor relationships and sponsor coverage effort to help identify, source, and execute new net lease opportunities. Our acquisition approach focuses on underwriting (i) tenant’s credit, (ii) the real estate, and (iii) the location’s criticality to the tenant’s underlying operations. We leverage New Mountain’s leading underwriting engine, housed by the private equity and credit arms, to provide tools to efficiently and, we believe, accurately underwrite the underlying tenant credit. We may also selectively invest in real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities, to provide current income and, alongside our credit facilities and operating cash flow, serve as an additional source of liquidity for cash management, satisfying share repurchases under our share repurchase plan and other purposes.

Our Board of Trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees.

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 2, 2025, we completed the Formation Transactions and the initial closing of our private offering. See “Item 1. Business⸺Formation Transactions.” We elected and have qualified to be taxed as a REIT under the Code beginning with the first taxable year of the Existing REIT (our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-K.

As of December 31, 2024, we received net proceeds of $1,000 from the sale of our common shares to NM Fund I.

Emerging Growth Company Status

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

Results of Operations of the Company

As of December 31, 2024, the Company had no operations or material assets. Consequently, the results of operations from the Company’s capitalization on September 27, 2024, to December 31, 2024, are not presented, as the only activity during this period was the issuance of common shares in exchange for $1,000 as part of the initial capitalization and the subscriptions received in advance which are shown on the balance sheet as restricted cash.

New Mountain Net Lease Partners Corporation

We completed the Formation Transactions as of January 2, 2025, following which New Mountain Net Lease Partners Corporation (the “Predecessor”) is deemed to be our predecessor. Therefore, the following does not represent the results of operations the Company would have had for any period ending on or before December 31, 2024.

Portfolio Overview

As of December 31, 2024, the Predecessor’s portfolio consisted of 165 industrial properties leased to 33 tenants. The following table provides information regarding the portfolio:

Location	Number of Properties	Acquisition Date (1)	Ownership Percentage	Occupancy	Square Feet
Various	5	Oct-19	80.0%	100.0%	1,356,188
Gainesville, FL	8	Mar-22	100.0%	100.0%	444,973
Yaphank, NY	1	Mar-21	80.0%	100.0%	491,200
Various	4	Oct-18	70.0%	100.0%	951,651
Various	17	Aug-22	100.0%	100.0%	597,209
Various	5	Jun-18	50.0%	100.0%	1,790,587
Spencer, IN	1	Feb-21	80.0%	100.0%	258,375
Various	14	Feb-21	80.0%	100.0%	230,010
Various	24	Dec-21	80.0%	100.0%	606,967
Various	4	Mar-20	100.0%	100.0%	451,920
Various	3	Nov-21	80.0%	100.0%	861,600
Various	4	Aug-21	100.0%	100.0%	972,499
Various	3	Nov-20	80.0%	100.0%	639,162
Various	21	Dec-18	100.0%	100.0%	539,369
Various	3	Aug-21	80.0%	100.0%	183,797
Elgin, IL	1	Dec-21	100.0%	100.0%	425,578
Various	3	Jun-21	100.0%	100.0%	465,895
Various	4	Dec-21	100.0%	100.0%	394,658
Various	4	Jun-19	100.0%	100.0%	484,031
Various	2	Mar-21	100.0%	100.0%	247,366
Various	6	Jun-18	100.0%	100.0%	96,444
Various	4	Sep-21	100.0%	100.0%	332,681
Various	2	Jun-19	100.0%	100.0%	310,401
Various	2	Nov-18	67.0%	100.0%	474,299
Various	5	Jul-19	100.0%	100.0%	438,407
Denver, PA	1	Sep-20	100.0%	100.0%	197,300
Various	3	Sep-20	100.0%	100.0%	121,779
Eden Prairie, MN	1	Dec-21	100.0%	100.0%	67,041
Bristol, PA	1	May-21	100.0%	100.0%	49,534
Various	2	Mar-20	100.0%	100.0%	340,414
Chicago Height, IL	1	Sep-20	100.0%	100.0%	184,530
Various	2	Aug-19	100.0%	100.0%	122,475
Various	2	Nov-18	100.0%	100.0%	214,500
Various	2	Jun-19	100.0%	100.0%	64,609
(1)	“Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.

Lease Expirations

The following table details the expiring leases of the Predecessor’s portfolio by annualized base rent in millions and square footage as of December 31, 2024.

				% of Total
	Number of	Number of	Annualized Base	Annualized Base	% of Total Square
Year	Expiring Leases	Properties	Rent(1)	Rent Expiring	Feet Expiring
2025	—	—	$0.0	0.0%	0.0%
2026	—	—	$0.0	0.0%	0.0%
2027	—	—	$0.0	0.0%	0.0%
2028	—	—	$0.0	0.0%	0.0%
2029	—	—	$0.0	0.0%	0.0%
2030	—	—	$0.0	0.0%	0.0%
2031	—	—	$0.0	0.0%	0.0%
2032	4	4	$3.6	4.4%	4.5%
2033	1	1	$1.0	1.2%	0.4%
Thereafter	32	160	$79.9	94.4%	95.1%
Total	37	165	$84.5	100%	100%
(1)	Annualized base rent is determined by reference to the Predecessor’s pro rata share of the December 31, 2024 base rent, and is based on in place lease agreements as of December 31, 2024, multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Real Estate Investments

The following chart describes the diversification of the Predecessor’s real estate:

1.	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the Predecessor’s forward 12 months cash rent based on in place rent agreements as of December 31, 2024, excluding tenant recoveries, straight- line rent, and above- market and below- market lease amortization.

Results of Operations (amounts in thousands)

The information presented is the results of the historical operations of the Predecessor.

	Year Ended December 31,		Change
	2024	2023	2024 compared to 2023
Revenues
Rental revenue	$108,138	$110,055	$(1,917)
Total revenues	108,138	110,055	(1,917)
Expenses
Property operating expense	425	580	(155)
Depreciation and amortization	35,174	35,267	(93)
General and administrative	1,838	1,867	(29)
Total expenses	37,437	37,714	(277)
Other (expense) / income
Interest expense	(42,020)	(41,059)	(961)
Other income	431	—	431
Net change in unrealized appreciation on investments related to foreign exchange fluctuations	806	21	785
Net change in unrealized (depreciation)/appreciation on derivative swaps	(468)	468	(936)
Net gain on sales of real estate	338	—	338
Net realized loss on financial instruments	(83)	(1)	(82)
Total other (expense) / income	(40,996)	(40,571)	(425)
Net income before income tax expense	29,705	31,770	(2,065)
Income tax expense	(431)	(703)	272
Net income	29,274	31,067	(1,793)
Net income attributable to non-controlling interests	(4,486)	(4,797)	311
Net income attributable to the owners	$24,788	$26,270	$(1,482)
Weighted average shares outstanding - basic and diluted	4,415,911	4,406,339	9,572
Earnings per share - basic and diluted	$5.61	$5.96	$(0.5)

Comparison of Years Ended December 31, 2024 and 2023

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $108,138 for the year ended December 31, 2024, a decrease of $1,917, or 1.8%, compared to $110,055 for the year ended December 31, 2023. This decrease was primarily attributed to the sale of 2 properties during the year, which resulted in a reduction of rental income.

Property operating expense – Property operating expense is comprised of primarily of insurance and taxes, and was $425 for the year ended December 31, 2024, a decrease of $155, or 26.7%, compared to $580 for the year ended December 31, 2023. This decrease was primarily driven by lower insurance costs.

Depreciation and amortization – Depreciation and amortization expense was $35,174 for the year ended December 31, 2024, a decrease of $93, or 0.3%, compared to $35,267 for the year ended December 31, 2023. The decrease was primarily due to the sale of 2 properties and a reduction in the depreciation and amortization associated with those properties.

General and administrative – General and administrative expenses, comprised primarily of legal, transaction, and audit and tax, and professional fees, was $1,838 for the year ended December 31, 2024, a decrease of $29, or 1.6%, from $1,867 for the year ended December 31, 2023, primarily as a result of cost management initiatives and efficiencies including a change in accounting software and managing legal spend.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facility and was $42,020 for the year ended December 31, 2024, an increase of $961, or 2.3%, from $41,059 for the year ended December 31, 2023. The increase was primarily due to higher borrowing costs of the Predecessor’s variable rate credit facility resulting from interest rate increases during 2024.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements and fees related to sale transactions and was $431 for the year ended December 31, 2024, compared to none for the year ended December 31, 2023. The increase in 2024 was related to a lease amendment fee paid by a tenant to amend their lease to allow for additional sublease rights and a transaction fee associated with the sale of the Predecessor’s sole property in Mexico.

Net change in unrealized appreciation on investments related to foreign exchange fluctuations – Net change in unrealized appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $806 for the year ended December 31, 2024, an increase of $785, from $21 for the year ended December 31, 2023. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized (depreciation)/appreciation on derivative swaps – Net change in unrealized (depreciation)/appreciation on derivative swaps is comprised of unrealized appreciation and/or depreciation in the fair market value of certain derivatives owned by the Predecessor, and was $(468) for the year ended December 31, 2024, a $936 decrease compared to $468 for the year ended December 31, 2023. This decrease was driven by changes in the underlying market conditions impacting the Predecessor’s derivative instruments.

Net gain on sales of real estate – Net gain on sales of real estate was $338 for the year ended December 31, 2024, compared to a gain of null for the year ended December 31, 2023. This increase was primarily a result of the sale of certain assets.

Net realized (loss) / gain on financial instruments – Net realized (loss) / gain on financial instruments was $(83) for the year ended December 31, 2024, compared to a loss of $(1) for the year ended December 31, 2023. This increase was primarily a result of terminating the interest rate swap.

Income tax expense – Income tax expense represents income taxes paid on behalf of the Predecessor and was $431 for the year ended December 31, 2024, a decrease of $272, compared to $703 for the year ended December 31, 2023, primarily as a result of the sale of the Predecessor’s sole asset in Mexico.

Liquidity and Capital Resources

As of December 31, 2024, we had not commenced operations. Following the completion of the Formation Transactions, which were completed on January 2, 2025, we expect to generate sufficient liquidity from (i) the net proceeds of our private offering, (ii) cash flows from operations, and (iii) any financing arrangements we may enter into in the future.

As part of the January 2, 2025 launch of NEWLEASE, we raised $263,000 in net proceeds which were used to redeem Fund I investors, amended the Fund I $88,000 line of credit, and entered into a $50,000 affiliated loan of which $7,750 was drawn on January 2, 2025. On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 to provide additional liquidity.

We will use cash for (i) new acquisitions of net lease assets and, to a lesser extent, real estate-related investments, (ii) cost of operations (including management fee and performance participation allocation), (iii) debt service, (iv) periodic repurchases under our share repurchase plan (as described herein), and (v) cash distributions to our common shareholders to the extent declared by our Board of Trustees.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.

Investments in Real Estate

At acquisition, we determine whether an investment will qualify as asset acquisitions or business combinations pursuant to ASC 805–“Business Combinations.” We expect most of our investments to be asset acquisitions.

Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

Funds from Operations and Adjusted Funds from Operations

The Predecessor uses Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) as supplemental measures of operating performance. FFO is a widely used metric in the real estate industry, particularly for Real Estate Investment Trusts (“REITs”), as we believe it provides a more accurate representation of operating performance by excluding gains or losses on the sale of properties and other non-cash items such as depreciation and amortization.

FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss) attributable to common shareholders, excluding gains or losses on sales of properties, impairment charges, and depreciation and amortization of real estate assets. The Predecessor calculates FFO in accordance with this definition, although FFO may not be comparable to similarly titled measures used by other REITs.

AFFO is a further refinement of FFO, which adjusts for items that are non-cash or non-recurring in nature and may not accurately reflect the ongoing operations of the Predecessor. These adjustments include, but are not limited to, straight-line rent adjustments, amortization of deferred financing costs, one-time transaction costs, unrealized gains, realized gains and other one-time or non-cash items.

FFO and AFFO are not recognized measures under U.S. GAAP and should not be considered alternatives to net income or any other measure of financial performance, liquidity or ability to generate cash flow from operations, but these measures should be considered in conjunction with U.S. GAAP financial performance measures.

The following table reconciles net income (loss) of the Predecessor to FFO and AFFO for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Net income attributable to the Predecessor‘s shareholders	$24,788	$26,270
Adjustments to arrive at FFO:
Depreciation and amortization	35,174	35,267
Net gain on sales of real estate	(338)	—
Amount attributable to non-controlling interests for above adjustments	(4,343)	(5,033)
FFO attributable to the Predecessor’s shareholders	55,281	56,504
Adjustments to arrive at AFFO:
Straight-line rental income	(9,685)	(12,647)
Transaction costs	516	502
Amortization of deferred financing costs	2,629	2,375
Net change in unrealized appreciation on investments related to foreign exchange fluctuations	(806)	(21)
Net change in unrealized depreciation/(appreciation) on derivative swaps	468	(468)
Net realized loss on financial instruments	83	1
Amount attributable to non-controlling interests for above adjustments	585	1,345
AFFO attributable to the Predecessor’s shareholders	$49,071	$47,591
AFFO per weighted average shares outstanding - basic and diluted	$4,415,911	$4,406,339

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to interest rates, credit, market value, liquidity, and foreign currency exchange rates. While we do not seek to avoid risk completely, we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We may finance our real estate investments through fixed and floating rate debt; the value of our positions and/or our net cashflow may increase or decrease depending on interest rate movements.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements and may adversely impact the value of our real estate investments.

Credit Risk

We may be exposed to counterparty credit risk under the terms of derivative contracts. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

As of December 31, 2024, we did not have any derivative contracts.

Market Value Risks

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

ITEM 8. Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying consolidated financial statements beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Report of Management on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We operate under the direction of our Board of Trustees. Our Board of Trustees will retain the Adviser to manage our investments, subject to supervision by the Board of Trustees.

Executive Officers and Trustees

Name	Age*	Position	Position Held Since
Teddy Kaplan	50	Chief Executive Officer, President, and Trustee	2024
Michael McCarthy	45	Trustee	2024
Adam B. Weinstein	44	Trustee	2024
Kellie Steele	36	Chief Financial Officer	2024
Sheila K. McGrath	59	Independent Trustee	2024
Stuart B. Brown	58	Independent Trustee	2024
Bruce D. Martin	56	Independent Trustee	2024
Keven J. Lindemann	56	Independent Trustee	2024
*	As of December 31, 2024

Each trustee will hold office until his or her death, resignation, removal, disqualification or adjudication of legal incompetence or the election and qualification of his or her successor. The address for our trustee and each of our executive officers is c/o 1633 Broadway, 48th Floor, New York, New York 10019.

Each officer holds office at the pleasure of our Board of Trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Biographical Information

The biographical information of trustees is set forth below:

Non-Independent Trustees

Teddy Kaplan, Chief Executive Officer, President, and Trustee of the Company, Managing Director of New Mountain and NMNL Portfolio Manager, has served as our Chief Executive Officer and President since our formation in August 2024 and as a trustee since December 2024. He joined New Mountain in 2016 and currently serves as Portfolio Manager for NMNL. Prior to joining New Mountain, he was Managing Director of Angelo, Gordon & Co., where he was instrumental in the formation and management of Angelo, Gordon’s net lease real estate funds from 2006 to 2015. Mr. Kaplan was Co-Manager of Angelo Gordon’s first two net lease funds, with combined committed equity capital of approximately $720 million. He served on the investment committees of all Angelo Gordon net lease funds, including the Firm’s third net lease fund, which had committed equity capital in excess of $1 billion. Prior to that, he was with W. P. Carey Inc. from 2003 to 2006, where he led the origination, underwriting, and financing of net lease real estate investments in a wide range of industries. Since 2003, Mr. Kaplan has originated, underwritten, and financed over $5 billion in net lease and other real estate transactions. Mr. Kaplan previously worked at Meyer, Duffy & Associates making private equity investments in growth and early-stage companies and at Brown Brothers Harriman in corporate and financial sponsors banking. Mr. Kaplan received his B.S. from the McIntire School of Commerce at the University of Virginia with a concentration in Finance in 1996 and his M.B.A. from Columbia Business School in 2003.

Mr. Kaplan provides our Board of Trustees with extensive investment management and real estate experience, as well as leadership experience within New Mountain.

Adam B. Weinstein, Trustee of the Company, Managing Director of New Mountain, has served as a trustee since our formation in August 2024. Mr. Weinstein joined New Mountain in 2005 and currently serves as New Mountain’s Chief Operating Officer and Chief Financial Officer and helps to oversee and manage the Firm overall with the Founder/CEO. On a day-to-day basis, he helps to drive strategy, investment process, helps to oversee the team and steer the Firm overall. In addition, he helps to oversee all non-investment team members including finance, operations, compliance, human resources, legal and administration across the Firm and its business lines. He is involved with portfolio company oversight and business development/marketing, spending significant time with the Firm’s investors. He also serves as an Executive Vice President and is on the Board of Directors of New Mountain Finance Corporation, a publicly traded business development company (Ticker: NMFC). He previously worked at Deloitte & Touche, LLP, in that Firm’s merger and acquisition and private equity investor services areas, with clients that included large and small blue chip private equity and venture capital firms. Mr. Weinstein currently serves on the Board of Grant Thornton. He is a New York State Certified Public Accountant and received his B.S., summa cum laude, from Binghamton University. He is involved and sits on the boards of various professional and philanthropic organizations.

Mr. Weinstein provides our Board of Trustees with extensive investment management and capital markets experience, as well as leadership experience within New Mountain.

Michael McCarthy, Trustee of the Company, Managing Director, Operations, of New Mountain, joined New Mountain in 2005 and has served as our Trustee since December 2024. Mr. McCarthy focuses on Firm operations and New Mountain Wealth Solutions. He previously worked in equity trading at Gartmore Separate Accounts, LLC and at Deutsche Bank in Derivative Operations. He received his B.S., cum laude, in Finance from Fairfield University in 2002. He is a CFA charterholder.

Mr. McCarthy provides our Board of Trustees with extensive operations experience, as well as leadership experience within New Mountain.

Independent Trustees

Sheila K. McGrath, Trustee of the Company, has served as a trustee since December 2024. Ms. McGrath has more than 25 years of experience covering real estate investment trusts as an equity analyst. She has served on the board of directors of Mid-America Apartment Communities, Inc. (NYSE:MAA), a publicly-traded real estate investment trust, since September 2024, Alexandria Real Estate Equities, Inc. (NYSE: ARE), a publicly-traded real estate investment trust, since December 2023 and on the board of directors of Granite Pointe Mortgage Trust Inc. (NYSE: GPMT) since January 2023. Ms. McGrath was a senior managing director at

Evercore ISI covering U.S. equity REITs, real estate operating companies, and Mexican real estate investment vehicles, or FIBRAs, from 2012 until 2022. Prior to joining Evercore ISI, she was managing director and sector head for REIT research at Keefe, Bruyette & Woods for five years and was a member of the firm’s Research Review Committee and Leadership Committee. Between 1994 and 2007, Ms. McGrath covered real estate investment trusts and real estate operating companies as an equity research analyst at several firms, including Smith Barney and UBS. Ms. McGrath is an active member of the National Association of Real Estate Investment Trusts (NAREIT), including roles on the Advisory Board of Governors and Real Estate Investment Advisory Council (REIAC). She also serves on and was a founding member of the Advisory Board of Rutgers Business School’s Center for Women in Business (CWIB). Ms. McGrath received her B.A. in Economics from Lafayette College and her M.B.A. in Finance from Rutgers University.

Ms. McGrath provides our Board of Trustees with extensive investment management and real estate experience.

Stuart B. Brown, Independent Trustee of the Company, has served as a trustee since December 2024. Mr. Brown is a global financial executive with a record of strategic transformation in diverse industries across economic cycles. In 2023, Mr. Brown founded Ellingwood Advisors LLC to serve as a consultant helping innovative and impactful start-ups mature into growth companies while also serving larger organizations with interim leadership roles. He has served on the Board of 4D Path, an early-stage healthcare technology company, since May 2023. Mr. Brown served as the Chief Financial Officer of Inari Agriculture from September 2020 to June 2023, as the Interim Chief Financial Officer of Casper Sleep (NYSE: CSPR) from April 2020 to September 2020, and as Executive Vice President and Chief Financial Officer of Iron Mountain (NYSE: IRM) from 2016 to 2020. Prior to joining Iron Mountain, from September 2011 to June 2016, Mr. Brown served as executive vice president and Chief Financial Officer of Red Robin Gourmet Burgers, Inc., a publicly held chain of casual dining restaurants. From October 2006 to September 2011, Mr. Brown served as Chief Financial Officer for DCT Industrial Trust Inc., a publicly held industrial REIT. Mr. Brown holds a bachelor’s degree in business administration and a master’s degree in accountancy from the University of Georgia.

Bruce D. Martin, Independent Trustee of the Company, has served as a trustee since December 2024. Mr. Martin is the Founder and Managing Member of Still Lake Capital, LLC, which acts as the general partner of Still Lake Value Partners, L.P., a roughly $50 million private limited partnership. Prior to founding Still Lake, Mr. Martin was the Managing Director, Executive Committee Member and Portfolio Manager at Angelo, Gordon & Co. from 1999 to 2016, where he was primarily responsible for the firm’s CLOs and other performing credit investment vehicles. Mr. Martin received his Bachelor of Arts, Major in Mathematics, from State University of New York at Binghamton and his Master of Business Administration from Northeastern University Graduate School of Business.

Mr. Martin provides our Board of Trustees with extensive investment management and real estate experience.

Keven J. Lindemann, Independent Trustee of the Company, has served as a trustee since December 2024. Mr. Lindemann currently serves as the Executive Director of the White Ruffin Byron Center for Real Estate at the University of Virginia, having previously served as the Executive-in-Residence from October 2023 to January 2024. He served as the Senior Director, Global Head of Real Estate at S&P Global Market Intelligence from 2019 to 2023. Mr. Lindemann received his Bachelor of Arts, History from the University of Virginia and his Master of Business, Management, Finance and Real Estate from the University of Denver.

Mr. Lindemann provides our Board of Trustees with extensive investment management and real estate experience.

Executive Officers

Each officer holds office at the pleasure of our Board of Trustees until his or her successor is duly appointed and qualified or until his or her earlier death, resignation or removal. The biographical information for each of our executive officers are set forth below. Mr. Kaplan’s biographical information is provided above.

Kellie Steele, Director Operations, has served as our Chief Financial Officer since our formation in August 2024. Ms. Steele joined New Mountain in 2015 and is primarily dedicated to NEWLEASE. Prior to joining New Mountain, she worked at Kayne Anderson Capital Advisors, where she was involved in the accounting and operations function for various investment strategies. She also worked at KPMG LLP, one of the Big Four accounting firms, where she gained experience in auditing and financial advisory services. Ms. Steele received her B.S., magna cum laude, in Accounting from Loyola Marymount University in 2011.

Leadership Structure and Oversight Responsibilities

Our Board of Trustees is responsible for supervising our business. However, pursuant to our Bylaws, our Board of Trustees may delegate some of its powers to one or more committees as deemed appropriate by our Board of Trustees, provided that each committee consists of at least a majority of Independent Trustees.

Our Board of Trustees established an audit committee (the “Audit Committee”) and may form additional committees in the future.

Audit Committee

The Audit Committee is comprised of Ms. McGrath and Messrs. Brown, Martin and Lindemann, with Mr. Brown serving as the Chairperson. Each of Ms. McGrath and Messrs. Brown, Martin and Lindemann meet the independence standards and financial literacy requirements for service on an audit committee of a Board of Trustees pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance, and Mr. Brown is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the Board of Trustees in the absence of such designation.

The Audit Committee operates pursuant to its charter, which was approved by our Board of Trustees. The charter sets forth the responsibilities of the Audit Committee, which include oversight of the following:

●	our accounting and financial reporting processes;
●	the integrity and audits of our financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications and independence of our independent auditors; and
●	the performance of our internal and independent auditors.

In addition, the Audit Committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.

Corporate Governance

The individuals who serve as our executive officers have certain responsibilities arising from Maryland law and our Bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our Board of Trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.

Two-thirds of our Board of Trustees may change the number of trustees, from time to time, provided that the total number is not less than three nor more than fifteen, unless our Bylaws are amended. Our Bylaws provide that a majority of our trustees must be Independent Trustees, except for a period of up to 60 days after the death, removal, resignation or other vacancy of, an independent trustee pending the election of a successor independent trustee. Our Declaration of Trust defines “independent trustee” as a trustee (a) who is not an officer or employee of the Company, any subsidiary of the Company, or New Mountain or its affiliates, (b) whom our

Board of Trustees affirmatively determines has no material relationship with the Company and (c) who otherwise satisfies the trustee independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Four trustees have been determined by our Board of Trustees to be Independent Trustees, giving us a majority independent Board of Trustees.

For so long as New Mountain or its affiliate acts as investment adviser to us, New Mountain shall have the right to designate three trustees for election to our Board of Trustees. Furthermore, our Board of Trustees will be required to consult with New Mountain in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal for cause by shareholders in accordance with our Declaration of Trust).

Each trustee will serve until his or her resignation, removal, death, or adjudication of legal incompetence or the election and qualification of his or her successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees, specifying the date when such removal shall become effective. For these purposes, “cause” means, with respect to any particular trustee, conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. A vacancy on our Board of Trustees resulting for any reason other than removal for “cause” by the shareholders, may be filled only by a vote of a majority of the remaining trustees; provided that any vacancy involving an independent trustee may be filled only by a vote of a majority of the remaining Independent Trustees. A vacancy on our Board of Trustees resulting from removal by the shareholders for “cause” or if there are no trustees may be filled only by the shareholders; provided, that if the trustee so removed was designated by New Mountain pursuant to our Declaration of Trust, then New Mountain will have the exclusive right to designate a successor trustee for election to our Board of Trustees.

Our Board of Trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our Board of Trustees will supervise the relationship between us and the Adviser. Our Board of Trustees is empowered to approve the payment of compensation to trustees for services rendered to us.

Our Board of Trustees has adopted written policies on investments and borrowings. Our Board of Trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our Board of Trustees, including a majority of our Independent Trustees, intends to review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.

Code of Business Conduct and Ethics. We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by New Mountain’s code of conduct, operates in conjunction with, and in addition to, New Mountain’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Corporate Governance Guidelines. We also adopted corporate governance guidelines to advance the functioning of our board and the audit committee and to set forth the expectations of our Board of Trustees as to how it and any committees should perform its and their respective functions.

ITEM 11. Executive Compensation

Compensation of Executive Officers and Trustees

Compensation of Executive Officers

We are externally managed and have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. We may reimburse the Adviser for services performed by our executive officers for our allocable portion of the compensation, benefits and related expenses (including travel expenses) paid by the Adviser (or its affiliates) to our executive officers (based on the percentage of time such individuals devote, on the Adviser’s estimated basis, to the business affairs of the Company and/or in acting on behalf of the Company).

A description of the Advisory Agreement and fees that we pay to the Adviser is found in “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” below.

For the period ended December 31, 2024, we paid no compensation to our Executive Officers.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Trustees. Our Independent Trustees participate in the consideration of our board of trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Independent Trustee Compensation

We compensate each of our non-employee trustees who are not affiliated with the Adviser or New Mountain with an annual retainer of $100,000, 75% of which is payable in cash in quarterly installments and the remaining 25% is payable in restricted common share units (“RSUs”). The chairperson of our Audit Committee is paid an additional $10,000 annual cash retainer. The annual grant of RSUs is based on the then-current per share transaction price of our Class E common shares at the time of grant and generally vests one year from the date of grant. In addition, on December 16, 2024, the Board approved initial grants of RSUs, which were issued on or before the third business day following the initial closing of the Company’s continuous private offering.

We do not intend to pay our trustees additional fees for attending board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with New Mountain, including the Adviser, will not receive additional compensation for serving on the Board of Trustees or committees thereof.

For the period ended December 31, 2024, we paid no compensation to our Independent Trustees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The below table depicts ownership information for persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and executive officers and all executive officers and trustees as a group. As of March 28, 2025, there were a total of 27,184,838 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1633 Broadway, 47th Floor, New York, NY 10019.

	Number of Shares
Name and Address (1)	Beneficially Owned	Percentage	Share Class
Trustees and Executive Officers
Teddy Kaplan	597,462	2.2%	Class E
Michael McCarthy	6,145	*	Class E
Adam B. Weinstein	265,534	1.0%	Class E
Kellie Steele	—	0.0%
Sheila K. McGrath(2)	—	0.0%
Stuart B. Brown(2)	—	0.0%
Bruce D. Martin(2)	61,393	*	Class F
Keven J. Lindemann(2)	—	0.0%
All current Section 16 executive officers and trustees as a group	930,534	3.2%
5% Shareholders
Windom Investments PTE LTD	6,750,000	24.8%
San Francisco City and County Employees’ Retirement System	2,500,000	9.2%
New Mountain GP Holdings	2,471,527	9.1%
New Mountain GP Holdings LP	2,337,801	8.6%
*	Represents less than 1%
(1)	The address for all parties listed above is 1633 Broadway 47th Fl, New York, NY 10019
(2)	Each of our Independent Trustees received a grant of restricted Class E shares, as part of their annual compensation, on January 2, 2025, which will vest on January 2, 2026. See “Item 11. Executive Compensation—Independent Trustee Compensation.”

ITEM 13. Certain Relationships and Related Transactions, and Trustee Independence

Advisory Agreement

Our Board of Trustees has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company and the Operating Partnership. Pursuant to the Advisory Agreement, our Board of Trustees will delegate to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

●	serving as an adviser to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
●	sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our Board of Trustees;
●	with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

●	providing us with portfolio management and other related services;
●	serving as our adviser with respect to decisions regarding any of our financings, hedging activities or borrowings; and
●	engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Term and Termination Rights

Unless earlier terminated, the Advisory Agreement will remain in effect for an initial period of two years from the date it first becomes effective, and will continue automatically for successive two-year renewal periods thereafter unless at least two-thirds of the Independent Trustees agree that (i) there has been unsatisfactory performance by the Adviser that is materially detrimental to the Company and the Operating Partnership or (ii) the compensation payable to the Adviser under the Advisory Agreement is unfair; provided that the Company and the Operating Partnership do not have the right to terminate the Advisory Agreement under clause (ii) above if the Adviser agrees to continue to provide the services under the Advisory Agreement at a reduced fee that at least two-thirds of the Independent Trustees determines to be fair.

Without penalty or fee, the Company and the Operating Partnership may elect not to renew the Advisory Agreement upon the expiration of the initial two-year term (or any subsequent renewal term) upon 180 days’ prior written notice to the Adviser (the “Termination Notice”). If the Company or the Operating Partnership issues the Termination Notice, the Company or the Operating Partnership shall be obligated to specify the reason for nonrenewal in the Termination Notice; provided, however, that in the event that such Termination Notice is given in connection with a determination that the compensation payable to the Adviser is unfair, the Adviser will have the right to renegotiate such compensation by delivering to the Company and the Operating Partnership, no fewer than 60 days prior to the prospective last day of the initial term (or any subsequent renewal term) (the “Effective Termination Date”), written notice (any such notice, a “Notice of Proposal to Negotiate”) of its intention to renegotiate its compensation under the Advisory Agreement. Thereupon, the Company and the Operating Partnership (represented by the Independent Trustees) and the Adviser will endeavor to negotiate in good faith the revised compensation payable to the Adviser under the Advisory Agreement, provided that the Adviser and at least two-thirds of the Independent Trustees agree to the terms of the revised compensation to be payable to the Adviser within 60 days following the receipt of the Notice of Proposal to Negotiate, the Termination Notice shall be deemed of no force and effect and the Advisory Agreement will continue in full force and effect on the terms stated in the Advisory Agreement, except that the compensation payable to the Adviser thereunder will be the revised compensation then agreed upon by the Adviser and the Independent Trustees.

In the event that the Company, the Operating Partnership and the Adviser are unable to agree to the terms of the revised compensation to be payable to the Adviser during such 60-day period, the Advisory Agreement will terminate and such termination to be effective on the date which is the later of (A) 10 days following the end of such 60-day period and (B) the Effective Termination Date originally set forth in the Termination Notice.

In addition, without payment of penalty, the Company may terminate the Advisory Agreement immediately (i) for Cause (as defined below), (ii) upon the bankruptcy of the Adviser or (iii) upon a breach of a material provision of the Advisory Agreement by the Adviser and such breach continues for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if the Adviser takes steps to cure such breach within 30 days of the written notice). In addition, the Adviser may terminate the Advisory Agreement at its option immediately upon a change of control of the Company or the Operating Partnership. “Cause” is defined in the Advisory Agreement as fraud, criminal conduct, willful misconduct or willful or gross negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination, all unpaid expense reimbursements due under the terms of the Advisory Agreement and any accrued performance participation through the date of termination. See “—Management Fee,” “—Performance Allocation,” and “—Expense Reimbursements.” In addition, upon the termination or expiration of the Advisory Agreement, the Adviser has agreed to cooperate with us and take all reasonable steps requested to assist our Board of Trustees in making an orderly transition of the advisory function.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Adviser a management fee equal to (i) 1.25% of NAV for Class I shares and (ii) 1.00% of NAV for Class A shares and Class F shares, in each case per annum payable monthly. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class I units not held by us and (2) 1.00% of NAV of the Operating Partnership attributable to Class A units and Class F units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation or distributions payable on our shares.

The management fee may be paid, at the Adviser’s election, in cash or cash equivalent aggregate NAV amounts of Class E shares or Class E units. The Adviser’s ability to elect to receive our common shares or Operating Partnership units serves as a benefit to the Company for cash management purposes and further align the Adviser’s interests with our shareholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our shareholders.

Performance Allocation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return with respect to Class I units, 5% of the Total Return with respect to Class A units and 10% of the Total Return with respect to Class F units, subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined below). Such allocation will be made quarterly and accrue monthly. Under the partnership agreement, the performance participation interest will not be paid on Class E units, and as a result, it is a class-specific expense.

Promptly following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year.

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

●First, if the Total Return with respect to Class I units Class F units and Class A units for the applicable period exceeds the sum, with respect to such relevant class of Operating Partnership units, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals (A) 12.5%, with respect to Class I units, (B) 10%, with respect to Class F units and (C) 5%, with respect to Class A units, of the sum of (x) the Hurdle Amount with respect to such class of Operating Partnership units for that period and (y) any amount allocated to the Special Limited Partner with respect to such class of Operating Partnership units pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
●Second, to the extent there are remaining Excess Profits, (A) 12.5%, with respect to Class I units, (B) 10%, with respect to Class F units and (C) 5%, with respect to Class A units, of such remaining Excess Profits.

“Total Return” with respect to any Operating Partnership units for any period since the end of the prior calendar year shall equal the sum of:

(i)all distributions accrued or paid (without duplication) on the Class I units, Class F units and Class A units (collectively referred to as, the “Performance Participation OP Units”) plus
(ii)the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, and (y) any allocation/accrual to the performance participation interest.

For the avoidance of doubt, the calculation of the Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Performance Participation OP Units outstanding at the beginning of the then-current calendar year and all Performance Participation OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Performance Participation OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest, provided that the calculation of the Hurdle Amount for any period will exclude any Performance Participation OP Units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which the Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” will initially equal zero and will cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount will at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation OP Units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High Water Mark.”

The Special Limited Partner will also be allocated a performance participation with respect to all Performance Participation OP Units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end Performance Allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end Performance Allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash.

Distributions on the performance participation interest may be payable in cash or Class E units, or any combination thereof, at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request that the Operating Partnership repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the terms and limitations applicable to the equity commitment made by New Mountain and certain of its professionals and senior advisors or our share repurchase plan, including the repurchase limits or the Early Repurchase Deduction. The Operating Partnership will repurchase any such Class E units for Class E shares of our common shares or cash (at the Special Limited Partner’s election) unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership’s partnership agreement, in which case such Class E units will be repurchased for our Class E shares.

The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV is measured during the subsequent calendar year. In our first calendar year of operations, the performance participation will be prorated for the portion of the calendar year.

The measurement of the foregoing net assets change is also subject to adjustment by our Board of Trustees to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our private offering that our Board of Trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).

Except as noted above with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation paid based on our subsequent performance.

Changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common shares. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partner may be entitled to receive payments under the performance participation for a given year even if some of our shareholders who purchased shares during such year experienced a decline in NAV per share. Similarly, shareholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year are ultimately payable to the Special Limited Partner at the end of such calendar year.

In the event the Advisory Agreement is terminated, the Special Limited Partner will be allocated any accrued performance participation with respect to all Operating Partnership units as of the date of such termination.

Expense Reimbursement

The Adviser will pay all Adviser Expenses, which includes the costs and expenses of its normal operating overhead, including salaries of the Adviser’s investment employees and rent and other expenses incurred in maintaining the Adviser’s place of business. We may reimburse the Adviser for services performed by our executive officers for our allocable portion of the compensation, benefits and related expenses (including travel expenses) paid by the Adviser (or its affiliates) to our executive officers (based on the percentage of time such individuals devote, on the Adviser’s estimated basis, to the business affairs of the Company and/or in acting on behalf of the Company). We will pay all Company Expenses, which includes costs, expenses and liabilities that in the good faith judgment of the Adviser are incurred by or arise out of the operation and activities of the Company.

Advanced Organization and Offering Costs

The Adviser has agreed to advance on our behalf our organization and offering expenses (including legal, accounting, and other expenses attributable to the organization), excluding certain investment-related expenses and financing expenses, through the date that is 12 months following the initial closing of the private offering. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. After the date that is 12 months following the initial closing of the private offering, we will reimburse the Adviser for any organization and offering costs associated with the private offerings that it incurs on our behalf as and when incurred. As of December 31, 2024, the Adviser has incurred organization and offering expenses on our behalf of approximately $3.4 million. These organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the Formation Transactions close. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Company’s balance sheet.

Fees from Other Services of the Adviser

We may retain certain affiliates of the Adviser, from time to time, for services relating to the investments or operations, including in-house transactional legal and tax services, accounting services (including but not limited accounting & shadow accounting, investor reporting, meeting preparation, corporate and tax structuring and related services), treasury services, leveraged purchasing, IT system support, system implementation, risk management services (including but not limited to anti-money laundering and know-your-customer services and monitoring and compliance), compliance related services, including all compliance services provided by New Mountain’s compliance personnel with respect to us, our investments and their activities (including, without limitation, services related to legal and regulatory compliance obligations (e.g., reporting and filing obligations) under U.S. federal, state, local, non-U.S. or other laws and regulations related to our activities and the making, holding or disposing of our investments), local and state filing services, asset management and operations, hedging and currency management, fund finance, fund borrowing, environmental, social and governance services, services related to transfers of shares, investor relations services, property management services and operations (including but not limited to the initial & continuing review of the property condition, phase Is, seismic reports, and insurance, quarterly tenant monitoring, lease and loan compliance), audit services, public filing requirement services, valuation services, account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, vendor management, operational services, tax services, loan management services, construction management services, leases services, property, title, and/or other types of insurance and related services, transaction support services, transaction consulting services, and other similar operational matters. Any such arrangements will be at or below market rates. For more information about such services, please see “Item 13 Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

Indemnification Agreements with Trustees and Officers

We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law and our Declaration of Trust. Each indemnification agreement provides that, to the maximum extent permitted by Maryland law and our Declaration of Trust, we shall indemnify the trustee or officer who is a party to the agreement, including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding.

Potential Conflicts of Interest

Various potential and actual conflicts of interest may arise from the overall investment activities of New Mountain and its affiliates. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Any references to New Mountain in this section includes its affiliates, partners, members, shareholders, officers, directors and employees.

Valuation Matters

The fair market value of our investments or of property received in exchange for any of our investments will be determined by the Adviser (with the assistance of the Independent Valuation Advisor as described in this Annual Report on Form 10-K). Accordingly, the fair market value of an investment may not reflect the price at which the investment could be sold in the market, and the difference between fair market value and the ultimate sales price could be material. The valuation of such investments will be determined by the Adviser in accordance with procedures set forth in our valuation guidelines, as approved by our Board of Trustees. The valuation of investments will also affect the amount of management fees payable to the Adviser. The valuation of our investments will, in certain circumstances, also affect our ability to raise additional capital in the future. As a result, there may be circumstances in which the Adviser is incentivized to make more speculative investments, seek to deploy capital in investments at an accelerated pace and/or hold investments longer, which generally remains in the sole discretion of the Adviser in accordance with our valuation guidelines. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of investments.

The Adviser’s methodologies valuation may change over time and have subjective elements including as to interpreting whether to write down an investment. Although the Adviser will make valuation determinations in accordance with our valuation guidelines, the impact of such determinations on management fees and the performance participation interest payable to the Special Limited Partner, as applicable, creates incentives on the part of the Adviser to refrain from or delay in determining that an investment has been written down and to select and/or apply valuation methodologies in a manner that maximizes the amount of fees the Adviser receives. In addition, the management fee and/or performance participation interest terms of the Company could incentivize the Adviser to hold on to investments that are valued below cost and that have poor prospects for improvement, which determination generally remains in the sole discretion of the Adviser. As a result, the conflicts related to the valuation of investments may not be resolved in favor of investors in the Company. There can be no assurance that our valuation guidelines will address all of the necessary factors to do so, or completely eliminate all potential conflicts of interest in such determinations, or that any such conflicts will be resolved in favor of the Company or the shareholders.

There generally will be no retroactive adjustment in the valuation of any investments or the management fees paid to the Adviser and/or performance participation interest paid to the Special Limited Partner to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company, even if that retroactive adjustment would benefit the Company and/or shareholders.

Performance Participation Interest

The Special Limited Partner, an affiliate of New Mountain and the Adviser, has a performance participation interest in the Operating Partnership, which may create an incentive for the Adviser to make riskier or more speculative investments on behalf of the Company than would be the case in the absence of such performance-based compensation, although the commitment of capital by the New Mountain and its affiliates should somewhat reduce this incentive. If distributions are made of property other than cash, the amount of any such distribution will be accounted for at the fair market value of such property as determined by the Adviser in accordance with the Company’s valuation procedures. An independent appraisal generally will not be required and is not expected to be obtained.

Other Fees

The Adviser and its affiliates may be entitled to receive transaction fees, break-up fees, advisory fees, monitoring fees and other similar fees in connection with actual and proposed investments. Shareholders generally will receive no benefit from such fees. For example, New Mountain may recommend certain service providers to one or more investments of the Company and enter into arrangements with such service providers whereby New Mountain receives referral fees to the extent such service providers are hired by other parties that arose out of New Mountain’s recommendation, and such fees will not be shared with the Company (and New Mountain will therefore have an incentive to recommend such service providers).

Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on behalf of the Company which will not be shared with the Company. For example, airline travel or hotel stays incurred as Company expenses may result in “miles” or “points”, credit in loyalty/status programs or “cash back”, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not the Company and/or shareholders) even though the cost of the underlying service is borne by the Company.

Relationship with New Mountain and Other New Mountain Accounts; Allocation of Investment Opportunities

Our investment objectives, guidelines and strategy may sometimes overlap with those of existing other New Mountain accounts (“Other New Mountain Accounts”) that are actively investing and with future Other New Mountain Accounts. However, the Adviser believes there will be sufficient investment opportunities for us within our investment guidelines because of the scale of the real estate market. This overlap will from time to time create conflicts of interest.

For example, New Mountain manages New Mountain Net Lease Partners II, L.P., a Delaware limited partnership (“NMNL II”), a private fund with the primary objective of capitalizing on current market opportunities to create a diversified portfolio of primarily long-term leased, operationally critical, single-tenant, non-investment grade, industrial and life science net lease real estate assets primarily located in North America. Subject to restrictions in the relevant agreements, New Mountain may raise Other New Mountain Accounts and such Other New Mountain Accounts may from time-to-time make investments that would be suitable for the Company. In particular, the investment objectives of NMNL II overlaps with those of the Company, and may (along with Other New Mountain Accounts) from time to time (or programmatically) invest alongside of (or in lieu of) the Company in one or more investment opportunities suitable for the Company. New Mountain may also establish one or more Other New Mountain Accounts with investment objectives similar to, or that overlap with the Company’s investment objectives (e.g., investment funds established primarily to invest within a particular sector or geography, or with different target returns than the Company, such as an investment fund focused primarily on net lease investments). For example, New Mountain may establish one or more investment funds or accounts with different target returns than the Company, such as an investment fund focused primarily on net lease real estate investments, one or more investment funds or accounts for the purpose of investing in and/or alongside one or more Other New Mountain Accounts (either on an ad hoc and/or programmatic basis), which may include the Company. New Mountain will allocate investment opportunities to the Company and Other New Mountain Accounts with overlapping objectives (such as the Other New Mountain Accounts described in the preceding sentence) in a manner New Mountain determines to be fair and reasonable or as otherwise permitted by the relevant agreements. As a result of the foregoing, the Company may participate in certain investment opportunities otherwise suitable for the Company to a lesser or extent, or not at all. For example, New Mountain may prioritize the allocation of investment opportunities to NMNL II. New Mountain will make such allocation determinations based on expectations that will, in certain circumstances, prove inaccurate. Such determinations are largely subjective and New Mountain will have significant latitude in making such determinations. Information unavailable to New Mountain, or circumstances not foreseen by New Mountain at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that New Mountain determines to be consistent with the return objectives of an Other New Mountain Account focused primarily on core real estate investments rather than the Company’s return objectives may ultimately generate an actual return that would have been appropriate for the Company. Conversely, an investment that New Mountain expects to be consistent with the Company’s return objectives may, in certain circumstances, fail to achieve them. In addition, there may be circumstances when New Mountain considers a potential investment on behalf of the Company, determines not to make such investment and an investment is eventually made by Other New Mountain Accounts. In these circumstances, another New Mountain client may benefit from research by the Company’s investment team and or from costs received by the Company in pursuing the potential investment, but will not be required to reimburse the Company for expenses incurred in connection with such investment.

The Company will invest from time to time (or programmatically) alongside one or more Other New Mountain Accounts in investments that are suitable for both the Company and such Other New Mountain Accounts. Participating in investments alongside such Other New Mountain Accounts will subject the Company to several risks and conflicts. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and such Other New Mountain Accounts may not be the same. Such considerations may result in the Company foregoing certain governance rights (such as board seats and/or budget approvals) that would otherwise be available, or investing in particular investments to a lesser degree than would otherwise be available in order to stay below certain ownership thresholds. Additionally, the Company and such Other New Mountain investments will generally have different investment periods or expiration dates and/or investment objectives (including return profiles) than New Mountain, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on investments related to earlier investments made by the Company and such Other New Mountain Accounts). Such Other New Mountain Accounts may also have certain governance rights for legal, regulatory or other reasons that the Company will not have. As such, the Company and/or such Other New Mountain Accounts may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration than is offered to the shareholders (e.g., some or all shareholders may receive cash whereas other shareholders and investors in Other New Mountain Accounts may be provided the opportunity to receive distributions in-kind in lieu thereof).

The Adviser has agreed, and may agree in the future, to address certain legal, tax, regulatory or other considerations applicable to certain shareholders or investors in co-investment funds or Other New Mountain Account that will impact the time and terms of investment and divestment determinations with respect to the Company and such co-investment funds and Other New Mountain Accounts in investment opportunities. For example, New Mountain may agree with investors in co-investment funds or Other New Mountain Accounts to qualify as a “venture capital operating company” within the meaning of United States Department of Labor regulations. Compliance with such arrangements may result in greater investment-related expenses (which may be borne in part by the Company, even if the expenses relate to compliance with such arrangements with investors in other investment vehicles) than would otherwise be the case. As a result, such investment vehicles may invest in and divest from certain investment opportunities alongside the Company at different times or on different terms (including different financing terms and/or by way of a syndication from the Company). In connection with the foregoing, New Mountain expects to negotiate or assign certain management rights with respect to an investment to such investment vehicle(s), as opposed to the Company and such investment vehicle(s) as a whole.

At times, a transaction counterparty will, in certain circumstances, require facing only one entity, which can be expected to result in, (i) if the Company is a direct counterparty to a transaction, the Company being solely liable with respect to its own share as well as Other New Mountain Accounts’ shares of any applicable obligations (without compensation), or (ii) if the Company is not the direct counterparty, the Company having a contribution obligation to the relevant Other New Mountain Account. Alternatively, a counterparty may agree to face multiple entities, which could result in the Company being jointly and severally liable alongside Other New Mountain Accounts for the full amount of the applicable obligations.

Likewise, for certain real estate debt and real estate related securities hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Company. For these transactions, it is anticipated that the Company would then enter into back-to-back trade confirmations or other similar arrangements with the relevant Other New Mountain Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where the Company participates in an investment alongside any co-

investment vehicle or Other New Mountain Account, the Company may bear more than its pro rata share of relevant expenses related to such investment, including, but not limited to, as the result of such Other New Mountain Account’s insufficient reserves to cover expenses. It is not expected that the Company or Other New Mountain Accounts will be compensated for agreeing to be primarily liable vis à vis a third-party counterparty. Moreover, in connection with the divestment of all or part of an investment, New Mountain will seek to track the ownership interests, liabilities and obligations of the Company and any Other New Mountain Accounts owning an interest in the investment, but it is possible that the Company and applicable Other New Mountain Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of the Company and such Other New Mountain Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.

Moreover, in connection with seeking financing or refinancing of our real estate investments, it may be the case that better financing terms are available when more than one investment provides collateral, particularly in circumstances where the investments are similar in nature. As such, rather than seeking such financing or refinancing on its own, an investment of the Company may enter into cross collateralization arrangements with another investment of the Company or investments of one or more Other New Mountain Accounts. While New Mountain would expect any such financing arrangements to generally be non-recourse to the Company and the Other New Mountain Accounts, as a result of any cross-collateralization, the Company could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the Other New Mountain Accounts.

If the Company were to hold interests in an investment that are different than those held or sought to be held in the same investment by an Other New Mountain Account, New Mountain may be presented with decisions involving circumstances where the interests of such Other New Mountain Accounts are in conflict with those of the Company. Furthermore, it is possible the Company’s interest may be extinguished, pre-paid, subordinated or otherwise adversely affected by virtue of such Other New Mountain Accounts’ involvement and actions relating to its investment. In such circumstances, the Company may receive proceeds indirectly from an Other New Mountain Account, and therefore conflicts of interest may arise in connection therewith, although the Company will not be required to seek approval from the shareholders in order to effectuate such a transaction. These limitations may limit the scope of investment opportunities that would otherwise be available to the Company, including because New Mountain expects from time to time to forego investment opportunities in investments in which Other New Mountain Accounts may seek to invest in the future, although the Company may invest in such opportunities notwithstanding the interest of any Other New Mountain Accounts, and the potential that the Company’s interest is pre-paid or otherwise extinguished as described above. There can be no assurance that these circumstances will not have a material adverse impact on the Company or any of its investments. There may be circumstances where the Company makes an investment and, at or around the same time, a pre-existing interest in such investment held by an Other New Mountain Account (e.g., a debt interest) is paid off or otherwise extinguished (which may involve proceeds from the Company flowing indirectly to such Other New Mountain Account(s)). Under such circumstances, the interest of such Other New Mountain Account will not be deemed to be held “at the time of the Company’s investment” in such investment, and therefore such transactions shall not require the consent of the shareholders. Such transactions will nevertheless give rise to potential conflicts of interest and there can be no assurance that such potential conflicts will be resolved in a manner that is not materially adverse to the Company or such an investment.

For purposes of investments that the Adviser intends to make (or hold, if applicable) at the same time and on the same terms by the Company, co-investment vehicles or any Other New Mountain Accounts, New Mountain looks to the underlying real estate and real estate debt and real estate-related securities in which an investment is made (for example, the price thereof), and not any leverage that the Company or any Other New Mountain Account may have applied with respect to such investment at any level. It is likely that the Company will seek to use leverage for an investment as to which co-investment vehicles or Other New Mountain Accounts, do not seek to do so (e.g., due to the availability of a credit facility (or lack thereof)). As a result of the foregoing, the terms of the Company’s investments and the investment performance thereof may ultimately be materially different than the same with respect to co-investment vehicles (including committed co-investment vehicles) or any Other New Mountain Accounts.

There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of real estate assets, real estate-related securities or instruments, where the Company and Other New Mountain Accounts participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such Other New Mountain Accounts. Similarly, there may be circumstances where the Company and Other New Mountain Accounts are seeking to dispose of a pool or combination of real estate assets, real estate-related securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be based on fair and reasonable allocation considerations, as determined by New Mountain. Also, a pool of real estate-related assets may contain both debt and equity instruments that New Mountain determines should be allocated to different funds. In such situations New Mountain would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, New Mountain will have a conflict in establishing the specific prices to be paid for each real estate asset, real estate-related security or instrument by the Company and the applicable Other New Mountain Accounts. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though New Mountain could determine such allocation of value is not accurate and should not be relied upon. New Mountain will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. New Mountain will have no obligation to present such conflicts of interests to the Company when they arise, and New Mountain’s determination regarding such allocation of value will be binding on the Company and such Other New Mountain Accounts. There can be no assurance that an investment of the Company will not be valued or allocated a purchase or sale price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other New Mountain Accounts. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company.

Other New Mountain Accounts as Shareholders

An Other New Mountain Account may hold interests in the Company and, although New Mountain controls such Other New Mountain Account, the beneficial owner or owners may be permitted to exercise such Other New Mountain Account’s voting rights in respect of the Company. In such a case the Other New Mountain Account will vote its interests in the Company in the manner directed by the beneficial owner or owners of such Other New Mountain Account and such Other New Mountain Account will not be considered an affiliate of New Mountain for purposes of the voting provisions of the Declaration of Trust.

In addition, the Adviser does not expect to impose default remedies under the Advisory Agreement on any Other New Mountain Account where New Mountain is in control of whether such Other New Mountain Account funds required capital contributions and/or other payments.

Minority Investors in New Mountain

Affiliates of Blackstone Inc. (“Blackstone”) acquired a passive minority interest in New Mountain Capital Group, L.P. and affiliated general partner vehicles in the beginning of the fourth quarter of 2018. Blackstone has no involvement in the day-to-day operations or investment decisions of the Adviser.

In addition, the Adviser has entered in an agreement with Blackstone Advisory Partners L.P., an affiliate of Blackstone (“BAP”), whereby BAP may, in consultation with the Adviser, refer prospective investors to the Company and certain other New Mountain funds and accounts. BAP is not entitled to receive any fees from the Adviser, its affiliates or any other person or entity in connection with such referrals.

Additionally, our real estate investments may enter into agreements regarding group procurement, benefits management, purchase of title and/or other insurance policies (which may include brokerage and/or placement thereof), with Blackstone, and our real estate investments may also participate in other operational, administrative or management related initiatives with Blackstone that the Adviser believes will benefit these participating investments. Some of these arrangements may result in commissions, discounts, rebates or similar payments to Blackstone, its affiliates, or Blackstone funds or accounts or their portfolio companies. Because such amounts are not received by the Adviser, any of their respective Affiliates or any employee of the foregoing, such amounts will not offset the management fee. Accordingly, neither the Company nor the shareholders will receive the benefit of any such amounts.

Allocation of Investment Opportunities

The Adviser expects to be presented with investment opportunities that fall within the investment objectives of the Company and Other New Mountain Clients, and in such circumstances, the Adviser shall allocate such opportunities among the Company and such and Other New Mountain Clients (including, without limitation, an allocation of 100% of such an opportunity to the Other New Mountain Clients, or 100% of such opportunity to the Company) in accordance with the Adviser’s Investment Allocation Policy and any accompanying procedures, which provides that the Adviser will allocate investment opportunities in good faith and on a basis that it determines, in its sole discretion and consistent with its fiduciary obligations, to be fair and reasonable taking into account all factors as the Adviser deems relevant, including the (i) rights of first offer in favor of certain clients; (ii) investment guidelines, goals or restrictions of the client; (iii) capacity of the client; (iv) existing allocation to similar strategies and the diversification objectives of the client; (v) tax considerations; (vi) legal or regulatory considerations; and (vii) other relevant business considerations deemed relevant by the Adviser in good faith and provided that the Adviser may, notwithstanding anything to the contrary in the Advisory Agreement, in its sole discretion offer to any Other New Mountain Account up to 5% of the amount to be invested by the Company in such opportunity.

As described above, up to 5% of the amount to be invested by the Company in any investment opportunity may, in the Adviser’s sole and absolute discretion, be allocated to any other New Mountain investment fund and/or managed account. New Mountain may form one or more Other New Mountain Account(s) for the benefit of one or more third party investors that will be entitled to all or a portion of such allocation with respect to any investment, alongside one or more New Mountain investment funds or managed accounts (including, potentially, the Company). Distributions to investors in any such Other New Mountain Account may be more economically favorable to the participants in such Other New Mountain Account than the Company’s shareholders. No such account or vehicle, including, for the avoidance of doubt, any Other New Mountain Account formed solely to participate as such a co-investor alongside one or more of the Company and/or Other New Mountain Account, will be considered a successor fund. No rights or benefits granted to an investor or Other New Mountain Account (or any investor in any such Other New Mountain Account) that participates as such a co-investor will be subject to any most-favored-nations provisions, including in cases where such investor or such Other New Mountain Account participates in all of the investments made by the Company or such investor or such Other New Mountain Account (or any investor in any such Other New Mountain Account) also invests in the Company. The participation of any such Other New Mountain Account alongside the Company will have the practical effect of enlarging the capital available to New Mountain for deployment in the Company’s investment program and will not be counted toward any limitation on aggregate commitments to the Company.

Financing; Debt Investments by Investors in Other New Mountain Accounts

New Mountain will take into account various facts and circumstances it deems relevant in selecting financing sources for the Company and/or its investments, including a potential lenders’ prior expression of an interest in evaluating financing opportunities, New Mountain’s prior experiences with such lender and such lender’s ongoing or prior commitment to the success of New Mountain and its funds, the timing and size of the potential lender’s loan amount, the availability of other sources of financing, the creditworthiness of the lender and such other factors deemed relevant by New Mountain under the circumstances. The cost of debt alone is not determinative. New Mountain may from time to time offer investors in Other New Mountain Accounts the opportunity to participate in financing arrangements with respect to the Company and or its investments (either on an ad hoc or a programmatic basis). New Mountain may be incentivized to accept less favorable financing terms from investors in Other New Mountain Accounts and other parties New Mountain has material relationships with than it would from others.

Allocation of Personnel; Outside Activities

The Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct the business affairs of the Company in an appropriate manner. New Mountain personnel, including those responsible for the affairs of the Company, have commitments to, and will work on other projects unrelated to the Company, including Other New Mountain Accounts, and, in each case, their investments. Such personnel may also (i) serve as members of the boards of directors of various public and private companies and retain fees for such services for such person’s own account; (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose; (iii) conduct and manage such person’s personal and family investment and related activities; and (iv) engage in any other activities not prohibited by the Advisory Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for the Company, but in which the Company might be unable to invest.

Also, New Mountain personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments, (subject to New Mountain’s code of ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to real estate investments which can be expected to also be held or acquired by the Company or Other New Mountain Accounts, or otherwise relate to real estate investments in which the Company has or acquires a different principal investment which may give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such other investment vehicles invest in the same investments as the Company and there could be situations in which such investment vehicles purchase real estate-related securities from, or sell real estate-related securities to, the Company. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of New Mountain personnel in such other investments could be greater than their financial incentives in relation to the Company, and may not receive notice should the Company make investments in which such persons hold indirect interests.

Additionally, certain personnel and other professionals of New Mountain have family members or relatives that are actively involved in industries and sectors in which the Company invests or has business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such personnel, other professionals, family members or relatives might be officers, directors, personnel or owners of real estate assets which are actual or potential investments of the Company or other counterparties of the Company and its investments and/or assets. Moreover, in certain instances, the Company or its investments may purchase or sell real-estate assets from or to, or otherwise transact with, real estate assets that are owned by such personnel, other professionals, family members or relatives or in respect of which such personnel, other professionals, family members or relatives have other involvement. These relationships have the potential to influence New Mountain, in deciding whether to select, recommend or create such service providers to perform services for the Company or an investment (the cost of which will generally be borne directly or indirectly by the Company or such investment, as applicable) and to incentivize New Mountain to engage such service provider over a third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and New Mountain undertakes no obligations to select service providers who may have lower rates. New Mountain undertakes no minimum amount of benchmarking. To the extent New Mountain does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not New Mountain has a relationship or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. To the extent New Mountain determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by New Mountain. The shareholders rely on New Mountain to manage these conflicts in its sole discretion.

Senior Advisors

Senior advisors of New Mountain (“Senior Advisors”) may be (or have the preferred right to be) investors in the Company or Other New Mountain Products. As described elsewhere herein, Senior Advisors will likely receive certain compensation, fees and/or income from one or more of the Company’s investments that will not be deemed to offset management fees. In certain instances, New Mountain has formal arrangements with Senior Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. Senior Advisors are either compensated (including pursuant to retainers and expense reimbursement and, in any event, pursuant to negotiated arrangements which will not be confirmed as being comparable to the market rates for such services) by New Mountain, the Company and/or investments of the Company or otherwise uncompensated unless and until an engagement with an investment develops. Senior Advisors may be subject to contractual obligations to exclusively provide certain services to New Mountain. Senior Advisors may share office space with New Mountain employees and may have other indicia of a New Mountain employee (including, in certain cases, use of New Mountain email addresses and business cards, participation in New Mountain health plans and/or other similar benefits typically associated with employment). In addition, Senior Advisors may share in carried interests and/or other fees otherwise payable to New Mountain. Over time, certain existing and future employees of New Mountain (including senior New Mountain personnel) may transition to a Senior Advisor role. Such a transition would have the effect of shifting the burden of the compensation of such employees from New Mountain to the Company and/or its investments. There can be no assurance that any of the Senior Advisors will continue to serve in such roles and/or continue their arrangements with New Mountain, the Company and/or any investment throughout the term of the Company.

Risks Arising from Contractual Restrictions under M&A Documentation

While New Mountain has sought to, and will continue to seek to, resist, mitigate and manage contractual restrictions requested by current investment documentation or to be negotiated under future investment documents, New Mountain may have consequences that are adverse to the interests of the Company or its investments, such as, for example and without limitation, adversely affecting the ability of the Company to participate in certain sectors and/or geographies. It is possible that an Other New Mountain Account or a portfolio company thereof will enter into agreements that restrict the activities of the Company or the Company’s investments (e.g., non-competition agreements). Further, New Mountain may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although may be intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.

Diverse Shareholder Group

The shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting regulatory, investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of investments made by the Company and other such partnerships, the selection, structuring, acquisition and management of the investments, the timing of disposition of investments, internal investment policies of the Adviser and shareholders and target risk/return profiles of shareholders. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser, including with respect to the nature or structuring of the Company’s investment that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments which have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring the investments appropriate for the Company, the Adviser will generally consider the investment and tax objectives of the Company (and those investors in other investment vehicles managed or advised by the Adviser) as a whole, and not the investment, tax or other objectives of any shareholder individually. As a result of disparate tax considerations applicable to certain investors in the Company, but not other investors therein, not all such investors will participate in investments through the same investment structures and vehicles, and the securities indirectly held by such investors (or consideration ultimately distributed to such investors) may differ as a result of the foregoing, and there can be no assurance that the foregoing considerations will not impact (positively or negatively) the returns achieved by any investor, as compared to other investors. In addition, certain shareholders may also be shareholders in other New Mountain funds, including co-investment vehicles that may invest alongside the Company in one or more investments. It is also possible that the Company or the Company’s investment may be counterparties (such counterparties dealt with on an arm’s-length basis) or participants in agreements, transactions, or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholders described in the previous sentence may therefore have different information about New Mountain and the Company than shareholders not similarly positioned.

Joint Venture Partners

In certain instances, the Adviser may seek to make investments involving one or more joint venture partners, and joint venture partners and other third parties may co-invest with the Company with respect to certain investments. There can be no assurance that New Mountain’s relationship with any existing joint venture partners will continue or that suitable joint venture partners will be found with respect to the Company’s investments. To the extent a dispute arises between New Mountain and such joint venture partners, the Company’s investments relating thereto may be affected.

Conflicts Due to Joint Ventures

The Adviser faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at the Company’s expense and adversely affect the value of the Company. The Company may enter into joint ventures with Other New Mountain Accounts. The Company’s Adviser may have conflicts of interest in determining which Other New Mountain Accounts should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with the Company’s business interests or goals. In addition, the Company’s Adviser may face a conflict in structuring the terms of the relationship between the Company’s interests and the interest of the affiliated co-venturer and in managing the joint venture. Because the Adviser and its affiliates will control both the affiliated co-venturer and, to a certain extent, the Company, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that the Company receives. In addition, the Company may assume liabilities related to the joint venture that exceeds the percentage of the Company’s investment in the joint venture.

Service Providers

The service providers, or affiliates thereof (including any administrators, lenders, brokers, attorneys, consultants, accountants, appraisers, valuation experts, tax advisors, servicers, asset managers and investment banking firms) of the Company, New Mountain or any of their affiliates may also provide goods or services to or have business, personal, political, financial or other relationships with New Mountain, the Adviser or their affiliates. Such service providers may be investors in the Company, investments of the Company and/or other New Mountain funds or accounts, affiliates of the Adviser and/or sources of investment opportunities and co-investors or counterparties therewith. New Mountain personnel (including senior executives, such as Mr. Kaplan) may also have direct or indirect ownership interests, or otherwise have an economic relationship or arrangement, with certain service providers or their affiliates. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for the Company or an investment or to have other relationships with New Mountain, and the Adviser or its affiliates or personnel may benefit from compensation provided to such service providers. Additionally, misconduct by service providers (such as the improper use or disclosure of confidential information which could result in litigation or serious financial harm by limiting the Company’s business prospects or future activities), which the Adviser may not be able to detect and prevent, could cause significant losses to the Company. For the avoidance of doubt, while New Mountain will generally seek to only provide Company information (including the names of shareholders) to service providers on a confidential basis, the confidentiality obligations of services providers are typically subject to certain exceptions (e.g., disclosures to their advisors, agents, regulators and/or self-regulatory bodies). See also “Minority Investors in New Mountain” above.

Benchmarking

The Adviser will make determinations of market rates (i.e., rates that fall within a range that the Adviser has determined is reflective of rates in the applicable real estate market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the Adviser’s experience with non-affiliated service providers, whether services are being provided at cost, as well as benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances.

New Mountain Policies and Procedures

Policies and procedures implemented by New Mountain from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across New Mountain’s areas of operation or expertise that the Company expects to draw on for purposes of pursuing attractive investment opportunities. The shareholders rely on New Mountain to manage these conflicts in its sole discretion.

Data

New Mountain receives or obtains various kinds of data and information from the Company, Other New Mountain Accounts, their respective investments, and, at their election, certain shareholders in the Company and shareholders in Other New Mountain Accounts, and service providers, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, environmental, social, and governance (“ESG”), carbon emissions and other metrics, some of which is sometimes referred to as alternative data or “big data.” New Mountain can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading, or business opportunities, as a result of its access to (and rights regarding) this data and information from the Company, Other New Mountain Accounts, their investments, and, at their election, certain shareholders in the Company and shareholders in Other New Mountain Accounts. New Mountain has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give New Mountain access to (and rights regarding, including ownership and distribution rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other New Mountain Accounts, their investments, and, at their election, certain shareholders in the Company and shareholders in Other New Mountain Accounts, related parties and service providers. Although New Mountain believes that these activities improve New Mountain’s investment management and other business activities on behalf of the Company and Other New Mountain Accounts, information obtained from the Company and its investments, and, at their election, certain shareholders in the Company and shareholders in Other New Mountain Accounts, also provides material benefits to New Mountain, Other New Mountain Accounts or investments, typically without compensation or other benefit accruing to the Company, the shareholders or the investments of the Company. For example, information from an investment owned by the Company can be expected to enable New Mountain to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for New Mountain and Other New Mountain Accounts that do not own an interest in the investment, typically without compensation or benefit to the Company or its investments. Further, data is expected to be aggregated across the Company, Other New Mountain Accounts and their respective investments. New Mountain is expected to serve as the repository for data described in this paragraph, including with ownership and distribution rights therein.

Material, Non-Public Information; Access to Information

By reason of their responsibilities in connection with their other activities, certain New Mountain personnel may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. The Company will not be free to act upon any such information. Due to these restrictions, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold. Conversely, the Company may not have access to material non-public information in the possession of New Mountain which might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment which, if such information had been known to it, may not have been undertaken.

Information is expected to be shared between the Company and other New Mountain affiliates to enhance synergies and enable the Company to capitalize on attractive real estate investment opportunities (including opportunities relating to investments in real estate companies in which Other New Mountain Accounts have or may acquire an interest), subject to compliance with applicable law and regulation regarding the sharing of information and New Mountain’s policies and procedures related thereto. Further, policies and procedures implemented by New Mountain from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across New Mountain’s areas of operation or expertise that the Company expects to draw on for purposes of pursuing attractive investment opportunities.

However, there can be no assurance that a violation of such policies and procedures will not occur and, in the event any unlawful trading was to occur, the Company, the Adviser and their affiliates could be exposed to liability.

Other Considerations

No Independent Advice

The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by New Mountain and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.

Certain Business Relationships

Certain of our current trustees and officers are directors, officers or employees of the Adviser.

Trustee Independence

Our Declaration of Trust defines an “independent trustee” as a trustee (a) who is not an officer or employee of the Company, any subsidiary of the Company, or New Mountain or its affiliates, (b) whom our Board of Trustees affirmatively determines has no material relationship with the Company and (c) who otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.

Review, Approval or Ratification of Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our bylaws and corporate policies and the Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, the Adviser, our trustees or their respective affiliates. The types of transactions covered thereby include the decision to renew our Advisory Agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, the Adviser or any of our trustees have an interest, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our trustees, including a majority of our Independent Trustees, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Business Conduct and Ethics that applies to each of our officers and trustees, which we refer to as “covered persons.” The Code of Business Conduct and Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, the Adviser and their respective affiliates.

Smaller Reporting Company

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information on our ownership.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive management fees in addition to the reimbursement of certain expenses. The Special Limited Partners of the Operating Partnership will also be entitled to receive the performance participation allocation, as described herein. In addition, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of their affiliates. See “Part I. Item 1. Business—Our Adviser.”

ITEM 14. Principal Accounting Fees and Services

Independent Auditors

Deloitte served as our independent auditor during the year ended December 31, 2024.

Audit and Non-Audit Fees

The following table sets forth the fees billed by Deloitte as of the date of this filing for the year ended December 31, 2024, and for the period from Inception through December 31, 2024 (in thousands):

		December 31, 2024
Audit fees	[a]	$1,189
Audit-related services		—
Tax fees		—
All other fees		—
Total		$1,189

[a] Audit fee includes costs incurred for professional services rendered in connection with the PCAOB financial statement audits for the Predecessor and other services related to SEC matters in connection with the Registration Statement.

Audit Fees

Audit fees represent charges for services typically rendered by Deloitte in connection with statutory and regulatory filings or engagements that generally require the expertise of an independent public accountant. This category includes fees for the audit of our annual financial statements and the review of our quarterly financial statements, conducted in accordance with generally accepted auditing standards. It also encompasses fees for services such as comfort letters, statutory audits, consents, and assistance with or review of documents filed with the SEC.

Audit-Related Services

Audit-related services consist of assurance and related services that are not required for the audit but are reasonably related to the performance of the audit or review of the Company’s financial statements or services that are traditionally performed by the independent auditor and not included under “Audit fees”.

Tax Services

The Audit Committee believes that the independent auditor can provide tax services to the Company such as tax compliance, tax planning and tax advice without impairing the auditor’s independence; provided, however, that the independent auditor may not be an advocate for the Company in a tax proceeding or investigation, and the SEC has stated that the independent auditor may provide such services.

All Other Services

The Audit Committee may grant general pre-approval to those permissible non-audit services classified as All Other Services that it believes are routine and recurring services, would not impair the independence of the auditor, and are consistent with the SEC’s rules on auditor independence.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Audit Committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

Part IV

ITEM 15. Exhibits, Financial Statements Schedules

The following documents are filed as part of this annual report.

1. The financial statements are contained herein on pages F-1 to F-31 of this Annual Report on Form 10-K.

2. The financial statement schedules required to be filed by Item 8 of this Form are contained herein on pages F-1 to F-31 of this Annual Report on Form 10-K.

2. Exhibits included or incorporated by reference herein:

3.1	Certificate of Trust of the Company, dated August 5, 2024 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on October 16, 2024 and incorporated by reference herein)

3.2

Amended and Restated Declaration of Trust of the Company, dated December 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.3*	Description of Registrant’s Securities

10.1

Advisory Agreement, dated January 2, 2025, by and among New Mountain Net Lease Trust, NEWLEASE Operating Partnership LP and New Mountain Finance Advisers, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.2

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed on November 27, 2024 and incorporated by reference herein)

10.3

Amended and Restated Limited Partnership Agreement of NEWLEASE Operating Partnership LP, dated January 2, 2025, by and among New Mountain Net Lease Trust, as the general partner, NEWLEASE Special Limited Partner LP and the other limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.4	Independent Trustee Compensation Policy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20,2024 and incorporated by reference herein)

10.5	Form of Independent Trustee Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20,2024 and incorporated by reference herein)

10.6†

Master Reorganization Agreement, dated January 2, 2025, by and among New Mountain Net Lease Trust, New Mountain Net Lease Partners Corporation, New Mountain Net Lease Partners, L.P., NMNC Initial L.P., L.L.C., New Mountain Net Lease Delaware Feeder, L.P., NMNL QRS, Inc. and New Mountain Net Lease GP, L.L.C. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.7†

Agreement and Plan of Merger, dated January 2, 2025, by and among New Mountain Net Lease Partners, L.P., NMNL QRS, Inc., New Mountain Net Lease Trust and NMNC Initial L.P., L.L.C. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.8*	Uncommitted Revolving Loan Agreement, dated as of January 2, 2025, by and between NEWLEASE Operating Partnership LP and NM Partners Manager Holdings, L.P.

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form 10 filed on November 27, 2024 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOUNTAIN NET LEASE TRUST

Date: March 28, 2025
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2025
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President,Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: March 28, 2025
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2025
	By:	/s/ Adam B. Weinstein
	Name:	Adam B. Weinstein
	Title:	Trustee

Date: March 28, 2025
	By:	/s/ Michael McCarthy
	Name:	Michael McCarthy
	Title:	Trustee

Date: March 28, 2025
	By:	/s/ Sheila K. McGrath
	Name:	Sheila K. McGrath
	Title:	Trustee

Date: March 28, 2025
	By:	/s/ Stuart B. Brown
	Name:	Stuart B. Brown
	Title:	Trustee

Date: March 28, 2025
	By:	/s/ Bruce D. Martin
	Name:	Bruce D. Martin
	Title:	Trustee

Date: March 28, 2025
	By:	/s/ Keven J. Lindemann
	Name:	Keven J. Lindemann
	Title:	Trustee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Net Lease Trust

Opinion on the Financial Statement

We have audited the accompanying balance sheets of New Mountain Net Lease Trust (the “Company”) as of December 31, 2024, and September 30, 2024, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2024, and September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 28, 2025

We have served as the Company’s auditor since 2024.

New Mountain Net Lease Trust

BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2024	September 30, 2024
Assets
Cash	$1	$1
Restricted cash	262,934	—
Total assets	$262,935	$1
Liabilities
Subscriptions received in advance	$262,934	$—
Total liabilities	$262,934	$—
Commitments and contingencies (see Note 3)
Shareholder’s equity
Common shares of beneficial interest (par value $0.01 per share, unlimited number of shares authorized, 50 issued and outstanding)	—	—
Additional paid-in capital	1	1
Total equity	1	1
Total liabilities and shareholder’s equity	$262,935	$1

The accompanying notes are an integral part of the financial statement.

New Mountain Net Lease Trust

NOTES TO THE FINANCIAL STATEMENT

Note 1. Business and Organization

New Mountain Net Lease Trust (the “Trust” or “NEWLEASE”), is a Maryland statutory trust that was formed on August 5, 2024 to acquire and hold commercial real properties that are primarily subject to triple net leases. Unless the context otherwise requires, all references to “we”, “us”, the “Company” and “our” refer to NEWLEASE.

On January 2, 2025, the Trust completed a recapitalization transaction, which included the following transactions (the “Formation Transactions”):

●	New Mountain Net Lease Partners, L.P. (“NM Fund I”) contributed 100% of the common stock of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Existing REIT”), which prior to such contribution indirectly owned a portfolio of stabilized, net leased industrial assets comprising nearly 15 million square feet (unaudited) and a weighted average remaining lease term (WALT) of 15 years (the “Seed Portfolio”), to us in exchange for a number of the Company’s common shares equal to the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
●	Substantially concurrently with the REIT Contribution, the Existing REIT (1) redeemed all outstanding shares of preferred stock in accordance with their terms and (2) filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
●	In connection with the OP Conversion, the Existing REIT changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
●	NM Fund I then distributed in kind our common shares that it receives in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the Formation Transactions. Fund I investors had the opportunity to elect to have their common shares repurchased by us on January 2, 2025.

The Existing REIT elected and has qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the first taxable year of the Existing REIT (the Trust’s predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intends to continue to make such an election.

On September 27, 2024 (date of initial capitalization), the Trust was capitalized with a $1,000 investment by NM Fund I. As of December 31, 2024, the Trust has neither purchased nor contracted to purchase any investments. Refer to footnote 7 for further details.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust’s balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates. The statements of income, change in shareholder’s equity, and cash flows have not been presented because NEWLEASE had not commenced operations between the September 27, 2024 (the “Capitalization Date”) and December 31, 2024 and the only activity between August 5, 2024 (the “Formation Date”) and December 31, 2024 is cash received from the initial capitalization and cash received in a restricted account for subscriptions received in advance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the limits insured by the Federal Deposit Insurance Corporation.

Restricted Cash

Restricted cash represents cash that is set aside for specific purposes and is not available for general use by the Company. This may include amounts held in escrow accounts, reserve accounts, or funds designated for specific future project expenditures, as required by loan agreements, contractual obligations, or regulatory requirements. As of December 31, 2024, the restricted cash balance was related to subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the January 2, 2025 effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

Advanced Organization and Offering Costs

New Mountain Finance Advisers, LLC (the “Adviser”) has agreed to advance organization and offering costs (including legal, accounting and other expenses attributable to the organization), excluding certain investment-related expenses and financing expenses, on behalf of the Trust through the first anniversary of the initial closing of the Trust’s private offering (the “Anniversary Date”). The Trust will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following January 2, 2026. After the Anniversary Date, the Trust will reimburse the Adviser for any organization and offering costs associated with the private offering that it incurs on the Trust’s behalf when incurred. As of December 31, 2024, the Adviser has incurred organization and offering expenses on the Trust’s behalf of $3,400,000. These organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Trust’s liability until the Formation Transactions close. When recorded by the Trust, organization expenses will be expensed as incurred, and offering expenses will be charged to equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Note 3. Commitments & Contingencies

As of December 31, 2024, the Trust is not subject to any litigation nor is the Trust aware of any litigation threatened against it.

Note 4. Related Party Transactions

Due to Affiliate

The Trust will reimburse the Adviser for all expenses it pays on behalf of the Trust. Between September 27, 2024 (Capitalization Date) through December 31, 2024, the Trust has not incurred or reimbursed the Adviser for such expenses. See Note 2 – Advanced Organization and Offering Costs and Certain Operating Expenses for expenses incurred by the Adviser as of December 31, 2024.

Management Fee

We will pay the Adviser a management fee equal to (1) 1.25% of NAV for Class I shares and (2) 1.00% of NAV for the Class A shares and Class F shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Trust, the Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class I units not held by the Trust and (2) 1.00% of NAV of the Operating Partnership attributable to Class A units and Class F units not held by the Trust, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units, and as a result, it is a class specific expense.

Performance Participation Allocation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), NEWLEASE Special Limited Partner LP, a Delaware limited partnership and an affiliate of the Adviser (the “Special Limited Partner”), will hold a performance participation interest that entitles it to receive an allocation equal to 12.5% of the Total Return with respect to Class I units, 5% of the Total Return with respect to Class A units and 10% of the Total Return with respect to Class F units, subject to a 5% Hurdle Amount and a High-Water Mark with respect to such class of units, with a Catch-Up (as such terms are defined in the limited partnership agreement of the Operating Partnership). Such allocation will be made quarterly and accrue monthly. Under the limited partnership agreement, the performance participation interest will not be paid on Class E units, and as a result, it is a class-specific expense.

Note 5. Shareholder’s Equity

NEWLEASE was capitalized on September 27, 2024, with the issuance of 50 common shares of beneficial interest ($0.01 par value per share) for a total of $1,000.

Note 6.  Economic Dependency

The Trust is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Trust’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Trust would be required to find alternative service providers.

Note 7. Subsequent Events

Management identified the following subsequent events as requiring additional disclosure:

Formation Transactions

On January 2, 2025, the Trust entered into (i) a Master Reorganization Agreement (the “Reorganization Agreement”) with the Existing REIT, NM Fund I, NMNC Initial L.P., L.L.C., a Delaware limited liability company, New Mountain Net Lease Delaware Feeder, L.P., a Delaware limited partnership (“Feeder”), NMNL QRS, Inc., a Delaware corporation (“NMNL QRS”), and New Mountain Net Lease GP, L.L.C., a Delaware limited liability company (collectively, the “Parties”) and (ii) an Agreement and Plan of Merger (the “Merger Agreement”) with NMNL QRS and Feeder.

Pursuant to the Reorganization Agreement and Merger Agreement, the Parties undertook the Formation Transactions, as summarized in Note 1 above, and completed the acquisition of the Seed Portfolio.

Advisory Agreement

On January 2, 2025, the Trust entered into an advisory agreement (the “Advisory Agreement”) with the Operating Partnership and the Adviser, pursuant to which the Adviser has the authority to source, evaluate and monitor the Trust’s investment opportunities and make decisions related to the acquisition, management, financing and disposition of the Trust’s assets, in accordance with the Trust’s investment objectives, guidelines, policies and limitations, subject to oversight by the Trust’s Board of Trustees.

Operating Partnership Agreement

On January 2, 2025, the Operating Partnership entered into that Amended and Restated Limited Partnership Agreement, by and among the Trust, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

Lines of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

On January 2, 2025, NEWLEASE amended its lines of credit with City National Bank. The facility will mature in May 2025, and is expected to be refinanced prior to the maturity date.

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Line of Credit has an effective date of May 2, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in May 2025. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Unregistered Sales of Equity Securities

In connection with the Trust’s continuous private offering, on January 2, 2025, the Trust sold an aggregate of 13,151,718 common shares (the “Shares”) for aggregate consideration of approximately $263.0 million at a price per Share equal to $20.00. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder. See footnote 2 for subscriptions received in advance for additional details.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	8,215,703	$164,314,060
Class F Common Shares	4,893,015	$97,860,299
Class I Common Shares	500	$10,000
Class E Common Shares	42,500	$850,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Net Lease Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Mountain Net Lease Partners Corporation (the “Company”) as of December 31, 2024, and 2023, the related statements of operations, changes in equity, and cash flows for the years ended December 31, 2024, and 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations, changes in equity, and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 28, 2025

We have served as the Company’s auditor since 2025

New Mountain Net Lease Partners Corporation Predecessor

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$1,204,195	$1,256,522
Intangible assets, net	36,854	39,656
Cash and cash equivalents	3,334	2,215
Restricted cash	201	201
Other assets	63,908	54,362
Total assets	$1,308,492	$1,352,956
Liabilities
Mortgage notes and credit facilities, net	$903,523	$916,734
Accounts payable and accrued expenses	3,352	3,374
Intangible liabilities, net	1,065	1,186
Due to affiliates	294	58
Other liabilities	2,972	3,540
Total liabilities	911,206	924,892
Commitments and contingencies (see Note 13)
Equity
Common shares, $0.01 par value per share 4,415,910.5 shares issued and outstanding as of December 31, 2024 and 2023, respectively	44	44
Additional paid-in capital	441,547	441,547
Earnings less than distributions	(104,860)	(79,383)
Total shareholder’s equity	336,731	362,208
Non-controlling interests	60,555	65,856
Total equity	397,286	428,064
Total liabilities and shareholder’s equity	$1,308,492	$1,352,956

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Partners Corporation Predecessor

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Revenues
Rental revenue	$108,138	$110,055
Total revenues	108,138	110,055
Expenses
Property operating expense	425	580
Depreciation and amortization	35,174	35,267
General and administrative	1,838	1,867
Total expenses	37,437	37,714
Other (expense) / income
Interest expense	(42,020)	(41,059)
Other income	431	—
Net change in unrealized appreciation on investments related to foreign exchange fluctuations	806	21
Net change in unrealized (depreciation)/appreciation on derivative swaps	(468)	468
Net gain on sales of real estate	338	—
Net realized loss on financial instruments	(83)	(1)
Total other (expense) / income	(40,996)	(40,571)
Net income before income tax expense	29,705	31,770
Income tax expense	(431)	(703)
Net income	29,274	31,067
Net income attributable to non-controlling interests	(4,486)	(4,797)
Net income attributable to the Company’s shareholder	$24,788	$26,270
Weighted average shares outstanding - basic and diluted	4,415,911	4,406,339
Earnings per share - basic and diluted	$5.61	$5.96

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Partners Corporation Predecessor

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share data)

		Additional Paid in	Accumulated Income and	Total Shareholders’	Non-controlling
	Par Value	Capital	Cumulative Distributions	Equity	Interests	Total Equity
Balance at December 31, 2022	$44	$440,467	$(59,378)	$381,133	$69,321	$450,454
Common shares issued	—	1,080	—	1,080	—	1,080
Net income	—	—	26,270	26,270	4,797	31,067
Distributions on common shares ($10.50 gross per share)	—	—	(46,275)	(46,275)	(46,275)
Distributions to non-controlling interests	—	—	—	—	(8,262)	(8,262)
Balance at December 31, 2023	$44	$441,547	$(79,383)	$362,208	$65,856	$428,064
Common shares issued	—	—	—	—	—	—
Net income	—	—	24,788	24,788	4,486	29,274
Distributions on common shares ($11.38 gross per share)	—	—	(50,265)	(50,265)	(50,265)
Distributions to non-controlling interests	—	—	—	—	(9,787)	(9,787)
Balance at December 31, 2024	$44	$441,547	$(104,860)	$336,731	$60,555	$397,286

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Partners Corporation Predecessor

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$29,274	$31,067
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,174	35,267
Straight-line rent adjustment	(9,685)	(12,647)
Amortization of above / (below) market lease intangibles	(116)	(116)
Amortization of deferred financing costs	2,629	2,375
Net gain on sales of real estate	(338)	—
Changes in assets and liabilities
Decrease (increase) in other assets	139	(2,685)
Increase (decrease) in due to affiliates	236	(935)
Decrease in accounts payable and accrued expenses	(22)	(577)
(Decrease) increase in other liabilities	(568)	121
Net cash provided by operating activities	$56,723	$51,870

Cash flows from investing activities:
Real estate additions	(338)	(17)
Proceeds from real estate sold	20,626	—
Net cash provided by (used in) investing activities	$20,288	$(17)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	1,080
Payment of distributions to common shares	(50,265)	(46,275)
Payment of distributions to non-controlling interests	(9,787)	(8,262)
Borrowings under revolving credit facility	53,530	51,742
Repayment of revolving credit facility	(52,537)	(50,734)
Repayment of mortgage notes	(16,965)	(771)
Deferred financing costs	(5)	(27)
Net cash used in financing activities	$(76,029)	$(53,247)

Net change in cash and cash equivalents and restricted cash	982	(1,394)
Cash and cash equivalents and restricted cash, beginning of year	2,416	3,553
Effects of currency translation on cash and cash equivalents, and restricted cash	137	257
Cash and cash equivalents and restricted cash, end of year	$3,535	$2,416

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$3,334	$2,215
Restricted cash	201	201
Total cash and cash equivalents and restricted cash	$3,535	$2,416

Supplemental disclosures:
Interest paid	$39,338	$39,162
Cash paid for income taxes	$711	$477

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Partners Corporation Predecessor

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Business and Organization

New Mountain Net Lease Partners Corporation (the “Predecessor” or the “Company”) is a Maryland corporation that was formed on January 30, 2018, to acquire and hold commercial real properties that are primarily subject to triple net leases. On January 2, 2025, the Predecessor entered into a recapitalization transaction, whereby 100% of the Predecessor’s outstanding common stock was contributed to New Mountain Net Lease Trust (the “Trust”), a Maryland statutory trust, in consideration for a number of common shares of the Trust based on the fair value of its portfolio as of September 30, 2024 (the “Recapitalization”).

At December 31, 2024, the Predecessor owned 165 properties leased to 33 tenants. At December 31, 2023, the Predecessor owned 167 properties leased to 33 tenants.

Upon completion of the Recapitalization, substantially all of the operations of the Trust will be carried on through the Predecessor, which will be converted to an operating partnership. See Note 14 – Subsequent Events for further details. The Trust intends to be taxed as and qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust will be the sole general partner of the operating partnership.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. The Company consolidates variable interest entities (“VIEs”) when it is the primary beneficiary and voting interest entities that are generally majority owned or otherwise controlled by the Company. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

When the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

The Company has consolidated all VIEs for the periods presented because we are the primary beneficiary and have the power to direct the activities that impact the entity’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and revises these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

Investment in Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, buildings, site improvements and tenant improvements. Intangible assets include the value of in-place leases and above-market leases, and intangible liabilities include below-market leases. The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the relative fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including tenant improvements, leasing commissions, legal and other related expenses.

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods whereby the Company is reasonably certain the tenant will utilize their extension option. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s consolidated statements of operations. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the years ended December 31, 2024 and 2023, respectively.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Depreciation or
Amortization Range
Building and Intangibles	Depreciation or Amortization Basis	(in months)
Building	Useful life of building	228 – 528
Building improvements	Useful life of improvements	60 – 480
Tenant improvement allowance	Shorter of useful life or life of lease	133 – 268
Lease costs	Life of lease	132 – 267
Legal and marketing costs	Life of lease	132 – 267
Above or below market lease value	Life of lease	144 – 267
Lease in place value	Life of lease	132 – 267

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Sale Leasebacks

All sale-leaseback transactions are evaluated in accordance with GAAP to determine if they meet the criteria for sale recognition.

The Company concluded that all sale-leaseback transactions qualified as sales under the applicable accounting standards, with control of the assets being effectively transferred to the buyers.

Real Estate Held for Sale and Discontinued Operations

The Company follows the guidance for reporting discontinued operations, whereby a disposal of an individual property or group of properties is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The results of operations for those properties not meeting such criteria are reported in “continuing operations” in the consolidated statements of operations. There were no discontinued operations in the current year.

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only.

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2024 and 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the limits insured by the Federal Deposit Insurance Corporation, however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted Cash

As of December 31, 2024 and 2023, the restricted cash balance of each of $201 was related to a tenant improvement escrow and tenant security deposit.

Derivatives

The Company enters into derivative financial instruments, such as interest rate swaps and caps to manage interest rate exposure. The Company’s derivative instruments include instruments that do not qualify for cash flow hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, must be expected to be highly effective at offsetting the variability in hedged cash flows attributable to the hedged risk (e.g., a variable interest rate index).

All derivatives are recognized on the consolidated balance sheets at fair value and are generally reported gross, regardless of netting arrangements. Derivatives not designated as accounting hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements or the Company has not elected to apply hedge accounting.

The fair value of the interest rate swaps and caps contracts are estimated at an amount the Company would receive or pay to terminate the agreement at the balance sheet date, taking into consideration current interest rates, foreign exchange rates, and creditworthiness of the counterparty.

Fair Value Measurements

The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical, unrestricted assets or liabilities in active markets.
●	Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly, valued using inputs other than quoted prices.
●	Level 3 – Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable.

Fair value is a market-based measurement, based on assumptions of prices and inputs considered from the perspective of a market participant as of the measurement date, rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within Level III may include changes in fair value that are attributable to both observable inputs and unobservable inputs.

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as deferred rent receivable. Deferred rent receivable was $58,878 and $49,310 as of December 31, 2024 and December 31, 2023, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Deferred rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. There were no deferred rent liabilities as of December 31, 2024 and December 31, 2023. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Accounts receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectability of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectability assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Accounts receivables, and Deferred rents receivable, are written-off directly when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents. Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage loans payable was $13,098 and $15,722 which was net of accumulated amortization of $8,104 and $5,629 as of December 31, 2024 and December 31, 2023, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $2,629 and $2,375 for the years ended December 31, 2024 and December 31, 2023, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

Earnings Per Share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method in calculating earnings per share (“EPS”) when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. For the years ended December 31, 2024 and December 31, 2023 the basic and diluted EPS are the same.

Segment Information

The Company leases its net-lease properties primarily to non-investment grade industrial tenants and reports its business as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company’s current portfolio of net-lease properties and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated

Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. Given, the triple-net nature of the leases, all expenses categories presented on the statement of operations are significant.

Income Taxes

The Company has elected and is qualified to be taxed as a REIT, as it complies with the related provisions under the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its shareholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Application of tax laws and regulations to various types of transactions is susceptible to varying interpretations. Therefore, amounts reported in the financial statements could be changed at a later date upon final determination by the taxing authorities. No such examinations by taxing authorities are presently in process.

The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company’s estimates under different assumptions or conditions.

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the years ended December 31, 2024 and December 31, 2023, no such amounts were recognized. The tax years ended on December 31, 2021 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

Foreign Exchange

The accounting records of the Company are maintained in U.S. dollars. Investments denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. Such fluctuations are included with “Net change in unrealized appreciation on investments related to foreign exchange fluctuations” in the Consolidated Statements of Operations.

Issued and Adopted Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023- 07”). ASU 2023-07 provides for additional disclosures as it relates to the Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in ASU 2023-07 will also apply to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The Company has adopted the standard in these financial statements.

Recently Issued and Accounting Pronouncements Not Adopted

In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is did not early adopt ASU 2023-09 and does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

Note 3. Investments in Real Estate, net

The Company owns and manages primarily single-tenant, non-investment-grade net-leased industrial real estate. As of December 31, 2024, the Company owned 165 properties across 35 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 33 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Real estate activity, is composed of the following:

	Years ended December 31,
	2024	2023
Buildings and improvements	$1,167,389	$1,184,252
Land and land improvements	176,349	181,947
Total	1,343,738	1,366,199
Accumulated depreciation	(139,543)	(109,677)
Investments in Real Estate, net	$1,204,195	$1,256,522

Acquisitions

The Company did not acquire any properties during the years ended December 31, 2024 and December 31, 2023.

Dispositions

Dispositions during the years set forth below are as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Number of	Net	Net	Number of	Net	Net
	properties	proceeds	gain	properties	proceeds	loss
Industrial properties	2	$20,626	$338	—	$—	$—

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	December 31, 2024
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(11,936)	$35,636	16.8
Above-market lease	121	(21)	100	22.3
Other lease intangibles	1,432	(314)	1,118	19.1
Total intangible assets	$49,125	$(12,271)	$36,854	16.9

Intangible liabilities
Below-market leases	$1,613	$(548)	$1,065	13.1
Total intangible liabilities	$1,613	$(548)	$1,065	13.1

	December 31, 2023
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(8,917)	$38,655	16.8
Above-market lease	121	(15)	106	22.3
Other lease intangibles	1,094	(199)	895	18.9
Total intangible assets	$48,787	$(9,131)	$39,656	16.9

Intangible liabilities
Below-market leases	$1,613	$(427)	$1,186	13.1
Total intangible liabilities	$1,613	$(427)	$1,186	13.1

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the year ended December 31, 2024 was $3,019, of which $2,903 was included in depreciation and amortization and $116 was included in rental revenue. Amortization expense for the year ended December 31, 2023 was $3,019, of which $2,903 was included in depreciation and amortization and $116 was included in rental revenue.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place	Above-market	Other lease	Below-market
	lease assets	lease asset	intangible assets	lease liabilities
2025	$2,904	$6	$115	$121
2026	2,904	6	115	121
2027	2,904	6	115	121
2028	2,904	6	115	121
2029	2,904	6	115	121
Thereafter	21,116	70	543	460
Total	$35,636	$100	$1,118	$1,065

Note 5. Variable Interest Entities (“VIEs”)

The Company owns equity interest through a joint venture that is considered variable interest entities. We are the primary beneficiary of the VIEs and consolidate them as we have the power to direct the activities that most significantly impact the entity’s economic performance. The assets of the consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to us. The following table summarizes the assets and liabilities of consolidated VIEs. Based on consolidation guidance, the Company has concluded that the equity interest through a joint venture as VIEs as the minority interest holder in the joint venture do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its equity interest in the joint venture. The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented.

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$670,211	$699,183
Intangible assets, net	29,760	31,739
Cash and cash equivalents	1,515	1,336
Other assets	36,613	32,734
Total assets	$738,099	$764,992
Liabilities
Mortgage notes, net	$496,907	$504,846
Accounts payable and accrued expenses	1,543	1,607
Intangible liabilities, net	536	603
Due to affiliates	65	54
Other liabilities	1,432	1,897
Total liabilities	$500,483	$509,007

Note 6. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis in accordance with ASC 820 - Fair Value Measurement. This includes the use of quoted prices in active markets, observable inputs, and unobservable inputs to determine the fair value of financial assets and liabilities. The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical, unrestricted assets or liabilities in active markets.
●	Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly, valued using inputs other than quoted prices.
●	Level 3 – Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable.

The fair value of the Company’s financial instruments and non-financial assets has been estimated using available market information and accepted valuation methods. Given the inherent judgment and subjectivity involved, these estimates may differ from the values that could be realized in a sale or transaction.

Financial Assets and Liabilities Measured at Fair Value

Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuations from the Royal Bank of Canada and classified as level II in the fair value hierarchy. The valuation of these contracts is determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk.

The following table details the Company’s assets measured at fair value on a recurring basis:

	December 31, 2024		December 31, 2023
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$—	$—	$468	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023.

Financial Assets and Liabilities not Measured at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature. Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes	$815,523	$728,030	$829,727	$759,226
Credit facilities	88,000	88,000	87,007	87,007
Total	$903,523	$816,030	$916,734	$846,233

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and are considered nonrecourse debt. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of December 31, 2024 and December 31, 2023. Fixed-rate mortgage loans payable are composed of the following as December 31, 2024 and 2023:

	Weighted average	Weighted average
	contractual	maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	December 31, 2024	December 31, 2023
Mortgages	3.96%	1/21/2030	$828,621	$845,449
Deferred financing costs, net			(13,098)	(15,722)
Mortgages payable, net			$815,523	$829,727

Revolving Lines of Credit

The Company has a revolving loan with City National Bank. The original loan, dated November 22, 2022, was for $86,000. The Company increased its available credit by $2,000 on June 28, 2023. The lines of credit are collateralized by the equity invested in the Company and has a maturity date of November 22, 2025. The Company amended the existing lines of credit with City National Bank in January 2025. See Subsequent Events footnote for more details. The following table provides details as of December 31, 2024 and December 31, 2023:

		Total Amount Outstanding
Entity	Interest Rate	December 31, 2024	December 31, 2023
New Mountain Lease Partners Corporation	Variable (1)	$88,000	$87,007
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for year ended December 31, 2024 was 6.62% and the weighted average interest rate for year ended December 31, 2023 was 5.93%.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities are as follows:

2025	$91,020
2026	33,303
2027	57,001
2028	169,972
2029	200,565
Thereafter	364,760
Unamortized deferred loan costs	(13,098)
$903,523

Note 8. Derivative Contracts

The Company uses interest rates swaps to minimize risk associated with floating rate debt. Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuation models from the Royal Bank of Canada and classified as level II in the fair value hierarchy. The following tables provide details related to derivatives as of and for the years ended December 31, 2024 and 2023:

	Notional			Expiration	Fair value
	Amount (a)	Rate	Index	date	December 31, 2024	December 31, 2023
Interest rate swap contracts	$24,860	3.99%	SOFR	11/24/2025	$—	$468

	Change in unrealized appreciation		Realized loss
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate swap contracts	$(468)	$468	$(91)	$—
(a)	The swaps were terminated on September 27, 2024.

Counterparty Credit Risk

A derivative contract may suffer a mark-to-market loss if the value of the contract decreases due to an unfavorable change in the market rates or values of the underlying instrument. Losses can also occur if the counterparty does not perform under the contract.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative contract counterparties. An ISDA Master Agreement is a bilateral agreement between the Portfolio and a counterparty that governs OTC derivatives and forward contracts and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted in order to create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to OTC derivatives to terminate derivative contracts prior to maturity in the event the Company’s net asset value decline by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.

Collateral Requirements

For derivatives traded under an ISDA Master Agreement, the collateral requirements are typically calculated by netting the mark to market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Company and the counterparty. The Company does not have any cash collateral that has been pledged to cover obligations or received from the counterparty.

Note 9. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the year ended December 31, 2024, the Company incurred current income tax expense of $4 related to state income tax and $427 related to income tax paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

Note 10. Related and Affiliated Party Transactions

The Company leverages the broader infrastructure of New Mountain Capital, L.L.C. (“New Mountain”) including utilizing New Mountain’s accounts payable team to pay all expenses on behalf of the Company, and the Company subsequently reimburses New Mountain for these expenses.

Note 11. Equity and Noncontrolling Interests

The Company had one class of shares outstanding for the years ended December 31, 2024 and December 31, 2023 and issued zero shares and 11 shares, respectively.

Noncontrolling interests represent interests in the Company’s investments held by an affiliate of New Mountain through a joint venture. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment.

Note 12. Leases

Substantially all of the Company’s tenants are subject to master-lease agreements where the tenant is generally responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, the Company’s tenants are typically subject to future rent increases based on fixed amounts or, in limited cases, increases in the consumer price index. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property. The Company’s leases typically provide the tenant one or more multi-year renewal options to extend their leases, subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

All lease-related income is reported as a single line item, Rental revenue, in the consolidated statements of operations. Rental revenue is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Base rent(1)	$87,923	$86,554
Straight-line rent	9,569	12,531
Variable lease payments (2)	10,530	10,854
Amortization of (above) / below market lease value	116	116
	$108,138	$110,055
(1)	Base rent consists of fixed lease payments.
(2)	Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect at December 31, 2024 are as follows:

2025	$88,877
2026	90,689
2027	92,539
2028	94,428
2029	96,409
Thereafter	1,046,223
$1,509,165

Concentration of Credit Risk

As of December 31, 2024, the Company’s portfolio is occupied by 33 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenants contributed more than 10% of contractual base rents during the years ended December 31, 2024 and December 31, 2023:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
PCI Pharma Services	$11,544	$11,317

Note 13. Commitments and Contingencies

Litigation and Regulatory Matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Indemnifications

In the normal course of business, the Company and its subsidiaries enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Partnership, provided they acted in good faith. Based on experience, Management expects the risk of loss related to the Company’s indemnifications to be remote.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs. Management is unaware of any environmental matters that would have a material impact on the Company’s consolidated financial statements.

Note 14. Subsequent Events

Formation Transactions

On January 2, 2025, the Trust entered into (i) a Master Reorganization Agreement (the “Reorganization Agreement”) with the Existing REIT, NM Fund I, NMNC Initial L.P., L.L.C., a Delaware limited liability company, New Mountain Net Lease Delaware Feeder, L.P., a Delaware limited partnership (“Feeder”), NMNL QRS, Inc., a Delaware corporation (“NMNL QRS”), and New Mountain Net Lease GP, L.L.C., a Delaware limited liability company (collectively, the “Parties”) and (ii) an Agreement and Plan of Merger (the “Merger Agreement”) with NMNL QRS and Feeder.

Pursuant to the Reorganization Agreement and Merger Agreement, the Parties undertook the Formation Transactions, as summarized in Note 1 above, and completed the acquisition of the Seed Portfolio.

Advisory Agreement

On January 2, 2025, the Trust entered into an advisory agreement (the “Advisory Agreement”) with the Operating Partnership and the Adviser, pursuant to which the Adviser has the authority to source, evaluate and monitor the Trust’s investment opportunities and make decisions related to the acquisition, management, financing and disposition of the Trust’s assets, in accordance with the Trust’s investment objectives, guidelines, policies and limitations, subject to oversight by the Trust’s Board of Trustees.

Operating Partnership Agreement

On January 2, 2025, the Operating Partnership entered into that Amended and Restated Limited Partnership Agreement, by and among the Trust, as the general partner, the Special Limited Partner, and the other limited partners party thereto from time to time.

Lines of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

On January 2, 2025, the Trust amended its lines of credit with City National Bank. The facility will mature in May 2025 and is expected to be refinanced prior to the maturity date.

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Line of Credit has an effective date of May 2, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in May 2025. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Unregistered Sales of Equity Securities

In connection with the Trust’s continuous private offering, on January 2, 2025, the Trust sold an aggregate of 13,151,717.95 common shares (the “Shares”) for aggregate consideration of approximately $263.0 million at a price per Share equal to $20.00. The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	8,215,703	$164,314,060
Class F Common Shares	4,893,015	$97,860,299
Class I Common Shares	500	$10,000
Class E Common Shares	42,500	$850,000

Schedule III - Real Estate and Accumulated Depreciation (c)

(Dollars in thousands)

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2024
	Number of		Building and	subsequent to		Building and		Accumulated		Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance	acquisition
Akron, OH	1	$331	$2,853	$—	$331	$2,853	$3,184	$(214)	$2,018	2021
Anniston, AL	1	12	2,393	—	12	2,393	2,405	(184)	1,386	2021
Atlanta, GA	3	892	13,044	—	892	13,044	13,936	(2,604)	7,403	2019, 2021
Auburn-Opelika, AL	1	253	1,163	—	253	1,163	1,416	(90)	808	2021
Baton Rouge, LA	1	1,491	2,001	—	1,491	2,001	3,492	(325)	2,320	2018
Birmingham, AL	7	2,232	14,167	—	2,232	14,167	16,399	(1,092)	9,343	2021, 2022
Boston, MA	1	1,534	22,490	—	1,534	22,490	24,024	(2,718)	14,713	2020
Buffalo, NY	1	599	2,877	—	599	2,877	3,476	(348)	2,127	2020
Cedar Rapids, IA	1	667	2,129	—	667	2,129	2,796	(346)	2,050	2018
Charleston, SC	1	465	2,864	—	465	2,864	3,329	(167)	1,670	2022
Charlotte, NC	3	2,074	18,366	—	2,074	18,366	20,440	(1,427)	12,136	2021, 2022
Chattanooga, TN	2	458	6,543	—	458	6,543	7,001	(652)	4,046	2019, 2022
Chicago, IL	8	16,339	125,130	—	16,339	125,130	141,469	(15,624)	92,812	2018, 2019, 2020, 2021
Chico, CA	1	663	1,213	—	663	1,213	1,876	(116)	1,380	2021
Columbus, GA	2	547	4,435	—	547	4,435	4,982	(359)	3,289	2021
Crestview, FL	1	182	1,766	—	182	1,766	1,948	(136)	1,114	2021
Dallas, TX	1	1,334	31,254	—	1,334	31,254	32,588	(4,883)	21,410	2018
Dayton, OH	1	530	12,656	—	530	12,656	13,186	(2,592)	9,763	2020
Decatur, AL	2	622	2,988	—	622	2,988	3,610	(230)	2,058	2021
Denver, CO	1	752	2,859	—	752	2,859	3,611	(381)	2,290	2019
Des Moines, IA	5	1,143	5,836	—	1,143	5,836	6,979	(1,530)	4,111	2018, 2019
Detroit, MI	6	3,248	25,347	—	3,248	25,347	28,595	(4,011)	19,671	2018, 2020
Dothan, AL	1	251	2,253	—	251	2,253	2,504	(174)	1,438	2021
Dubuque, IA	1	33	766	—	33	766	799	(115)	494	2018

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2024
	Number of		Building and	subsequent to		Building and		Accumulated		Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance	acquisition
El Paso, TX	1	$2,566	$14,797	$—	$2,566	$14,797	$17,363	$(2,405)	$10,949	2018
Elkhart, IN	1	3,064	21,544	—	3,064	21,544	24,608	(1,706)	14,318	2021
Erie, PA	1	1,566	10,661	—	1,566	10,661	12,227	(1,732)	7,745	2018
Florence, SC	2	511	3,089	—	511	3,089	3,600	(218)	1,926	2021, 2022
Fort Wayne, IN	2	6,934	27,959	—	6,934	27,959	34,893	(4,543)	19,608	2018
Gadsden, AL	2	628	3,383	—	628	3,383	4,011	(261)	2,286	2021
Gainesville, FL	8	4,444	70,766	—	4,444	70,766	75,210	(4,865)	(d)	2022
Grand Rapids, MI	1	35	1,223	—	35	1,223	1,258	(183)	750	2018
Green Bay, WI	1	181	3,226	—	181	3,226	3,407	(269)	2,350	2021
Greensboro, NC	1	227	1,997	—	227	1,997	2,224	(116)	2,063	2022
Helena, AR	1	48	1,481	—	48	1,481	1,529	(86)	700	2022
Houston, TX	2	6,476	12,299	—	6,476	12,299	18,775	(1,955)	12,696	2018
Huntsville, AL	2	801	3,174	—	801	3,174	3,975	(245)	2,258	2021
Indianapolis, IN	1	510	47,089	—	510	47,089	47,599	(5,538)	39,726	2021
Jonesboro, AR	3	593	7,036	—	593	7,036	7,629	(723)	4,209	2019, 2022
Knoxville, TN	4	1,967	30,719	—	1,967	30,719	32,686	(3,804)	21,570	2019, 2021
Lehigh Valley, PA	1	1,593	16,448	—	1,593	16,448	18,041	(1,748)	11,635	2020
Lexington, KY	1	489	9,493	—	489	9,493	9,982	(554)	5,011	2022
London, ON	1	2,064	12,163	—	2,064	12,163	14,227	(1,614)	9,100	2020
Long Island, NY	1	15,340	57,226	—	15,340	57,226	72,566	(7,489)	59,000	2021
Los Angeles, CA	1	6,342	6,876	—	6,342	6,876	13,218	(645)	8,535	2021
Manchester, NH	1	740	7,644	—	740	7,644	8,384	(924)	5,152	2020
Memphis, TN	3	1,477	35,830	—	1,477	35,830	37,307	(3,909)	23,343	2018, 2021, 2022
Midland, MI	1	121	1,145	—	121	1,145	1,266	(172)	750	2018
Milwaukee, WI	2	637	10,032	—	637	10,032	10,669	(1,347)	6,494	2018, 2020
Minneapolis, MN	3	4,239	14,262	—	4,239	14,262	18,501	(1,504)	13,593	2018, 2021
Mobile, AL	5	1,447	15,084	—	1,447	15,084	16,531	(1,097)	8,787	2018, 2021, 2022
Montgomery, AL	1	112	2,682	—	112	2,682	2,794	(207)	1,588	2021

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2024
	Number of		Building and	subsequent to		Building and		Accumulated		Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance	acquisition
Nashville, TN	1	$857	$2,760	$—	$857	$2,760	$3,617	$(161)	$1,867	2022
Omaha, NE	1	650	731	—	650	731	1,381	(110)	869	2018
Oshkosh, WI	1	233	3,104	—	233	3,104	3,337	(504)	1,511	2018
Pensacola, FL	1	192	1,553	—	192	1,553	1,745	(120)	999	2021
Philadelphia, PA	3	4,932	85,490	—	4,932	85,490	90,422	(10,829)	59,872	2018, 2019, 2021
Phoenix, AZ	1	2,102	3,861	—	2,102	3,861	5,963	(410)	3,890	2020
Pine Bluff, AR	1	75	719	—	75	719	794	(42)	388	2022
Pittsburgh, PA	1	1,170	14,647	—	1,170	14,647	15,817	(2,536)	11,433	2020
Portland, OR	2	7,381	23,802	—	7,381	23,802	31,183	(3,390)	19,971	2018, 2021
Poughkeepsie, NY	1	647	1,510	—	647	1,510	2,157	(226)	1,363	2018
Providence, RI	1	828	10,765	—	828	10,765	11,593	(807)	7,562	2021
Provo, UT	1	2,628	22,461	—	2,628	22,461	25,089	(3,416)	16,281	2018
Rapid City, SD	2	320	1,368	—	320	1,368	1,688	(205)	1,005	2018
Redding, CA	1	386	1,821	—	386	1,821	2,207	(174)	1,628	2021
Richmond, VA	1	585	3,650	—	585	3,650	4,235	(213)	1,105	2022
Rochester, NY	2	2,315	27,417	—	2,315	27,417	29,732	(2,477)	18,848	2018, 2021
Rome, GA	1	1,170	3,094	—	1,170	3,094	4,264	(471)	2,767	2018
Sacramento, CA	4	2,708	17,745	—	2,708	17,745	20,453	(1,701)	11,534	2021
Saint Louis, MO	5	2,639	14,351	—	2,639	14,351	16,990	(1,964)	10,952	2018, 2019
San Diego, CA	2	10,967	21,186	—	10,967	21,186	32,153	(2,781)	21,446	2019
San Francisco, CA	3	2,972	6,248	—	2,972	6,248	9,220	(599)	6,893	2021
San Jose, CA	3	6,120	8,780	—	6,120	8,780	14,900	(813)	8,988	2021
Seattle, WA	1	6,773	21,094	—	6,773	21,094	27,867	(1,802)	19,657	2021
Shreveport, LA	1	211	7,028	—	211	7,028	7,239	(586)	4,750	2021
South Bend, IN	1	908	4,796	—	908	4,796	5,704	(739)	3,327	2018
Stockton, CA	2	1,353	15,367	—	1,353	15,367	16,720	(1,473)	11,418	2021
Tampa, FL	4	6,030	42,776	—	6,030	42,776	48,806	(6,021)	31,003	2018, 2021
Toronto, ON	1	1,444	1,375	—	1,444	1,375	2,819	(206)	2,300	2018
Tulsa, OK	2	1,316	9,970	—	1,316	9,970	11,286	(858)	7,148	2021, 2022
Tuscaloosa, AL	2	247	12,828	—	247	12,828	13,075	(1,053)	7,470	2021
Visalia, CA	1	2,210	3,913	—	2,210	3,913	6,123	(1,278)	3,441	2019
Windsor, ON	1	552	798	—	552	798	1,350	(120)	971	2018
Winnipeg, MB	1	798	1,004	—	798	1,004	1,802	(151)	1,176	2018
Yakima, WA	1	562	9,984	—	562	9,984	10,546	(874)	6,810	2021
Yuba City, CA	1	264	2,672	—	264	2,672	2,936	(256)	1,987	2021
Total	165	176,349	1,167,389	—	176,349	1,167,389	1,343,738	(139,543)	828,622
(a)	At December 31, 2024, the aggregate cost of real estate for federal income tax purposes was $1,212.7 million (unaudited).
(b)	The life on which depreciation in the statement of operations was calculated was between 60 and 528 months.
(c)	All assets are industrial.
(d)	The loan associated with this asset is on the revolving line of credit.

The changes in real estate and accumulated depreciation for the years ended December 31, 2024 and 2023, respectively, are as follows:

	Years ended December 31,
	2024	2023
Real Estate
Balance beginning of year	$1,366,199	$1,366,182
Additions during period:
Land and land improvements	—	—
Buildings and improvements	—	17
Sales during period:
Land and land improvements	(5,598)	—
Buildings and improvements	(16,863)	—
Balance at the end of the year	$1,343,738	$1,366,199

Accumulated depreciation
Balance beginning of year	$(109,677)	$(77,488)
Depreciation expense	(32,039)	(32,189)
Accumulated depreciation written off relating to real estate sales during the year	2,173	—
Balance at the end of the year	(139,543)	(109,677)

Net book value - end of year	$1,204,195	$1,256,522