Form 10-Q
period 2025-03-31
New Mountain Net Lease Trust
filed 2025-05-09
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000-56701

New Mountain Net Lease Trust

(Exact name of Registrant as specified in its Charter)

Maryland	99-6897976

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 48th Floor New York, New York	10019

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 720-0300

Securities registered pursuant to Section 12(b) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of May 9, 2025, the issuer had the following shares outstanding: 9,134,069 shares of Class A common shares, 11,272,387 shares of Class F common shares, 860,975 shares of Class I common shares and 6,712,132 shares of Class E common shares.

Explanatory Note

This Quarterly Report on Form 10-Q of New Mountain Net Lease Trust, a Maryland statutory trust (the “Company”), includes the financial statements and other financial information of (i) the Company and (ii) the Company’s accounting predecessor, New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Predecessor”), which owned a portfolio of stabilized, net leased industrial assets comprising nearly 15 million square feet (unaudited) and a weighted average remaining lease term (“WALT”) of 15 years (the “Seed Portfolio”) that was contributed to the Company on January 2, 2025, in connection with the completion of the Formation Transactions (as defined below).

On January 2, 2025, the Company completed a recapitalization transaction, which included the following transactions (collectively, referred to as, the “Formation Transactions”):

●	New Mountain Finance Advisers, L.L.C., a Delaware limited liability company and affiliate of New Mountain (the “Adviser”), determined the net asset value (“NAV”) of the Seed Portfolio as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to our Board of Trustees.
●	New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio, to the Company in exchange for a number of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
●	Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
●	In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
●	NM Fund I then distributed in kind our common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

As used throughout this document, the terms the “Company,” “NEWLEASE,” “we,” “our,” and “us” mean:

●	The Predecessor for periods on or prior to the completion of the Formation Transactions on January 2, 2025; and
●	The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company for the year ended December 31, 2024 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025.

PART I – Financial Information

ITEM I: Financial Statements

New Mountain Net Lease Trust

CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,196,244	$1,204,195
Intangible assets, net	36,081	36,854
Cash and cash equivalents	1,760	3,335
Restricted cash	9,993	263,135
Other assets	71,607	63,908
Total assets	$1,315,685	$1,571,427
Liabilities
Mortgage notes and credit facilities, net	$893,616	$903,523
Subscriptions received in advance	9,792	262,934
Accounts payable and accrued expenses	8,322	3,352
Affiliate line of credit	7,750	—
Due to affiliates	5,321	294
Distribution payable	3,629	—
Intangible liabilities, net	1,035	1,065
Other liabilities	2,584	2,972
Total liabilities	932,049	1,174,140
Commitments and contingencies (see Note 13)
Equity
Common shares – Class A; $0.01 par value per share; 9,080,439 and 831,571 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	91	8
Common shares – Class F; $0.01 par value per share; 11,253,660 and 6,287,642 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	113	63
Common shares – Class I; $0.01 par value per share; 138,608 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	—
Common shares – Class E; $0.01 par value per share; 6,712,132 and 20,188,521 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	67	202
Additional paid-in capital	435,447	441,319
Earnings less than distributions	(111,705)	(104,860)
Total shareholders’ equity	324,014	336,732
Non-controlling interests	59,622	60,555
Total equity	383,636	397,287
Total liabilities and shareholders’ equity	$1,315,685	$1,571,427

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Revenues
Rental revenue	$27,051	$27,367
Total revenues	27,051	27,367
Expenses
Property operating expense	130	40
Depreciation and amortization	8,714	8,817
Management fee	1,027	—
Performance participation allocation	731	—
General and administrative	693	702
Organizational costs	151	—
Total expenses	11,446	9,559
Other (expense) / income
Interest expense	(10,277)	(10,327)
Other income	2	250
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(63)	240
Net change in unrealized appreciation on derivative swaps	—	558
Net realized loss on financial instruments	—	(2)
Total other (expense) / income	(10,338)	(9,281)
Net income before income tax expense	5,267	8,527
Income tax benefit (expense)	12	(333)
Net income	5,279	8,194
Net income attributable to non-controlling interests	(1,305)	(990)
Net income attributable to the Company’s shareholder	$3,974	$7,204
Class A weighted average shares outstanding – basic and diluted	9,057,930	831,571
Class F weighted average shares outstanding – basic and diluted	11,228,324	6,287,642
Class I weighted average shares outstanding – basic and diluted	56,536	—
Class E weighted average shares outstanding – basic	6,712,132	20,188,521
Class E weighted average shares outstanding – diluted	6,713,382	20,188,521
Earnings per Class A share - basic and diluted	$0.14	$0.26
Earnings per Class F share - basic and diluted	$0.12	$0.26
Earnings per Class I share - basic and diluted	$0.09	$—
Earnings per Class E share - basic and diluted	$0.21	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total
	Par Value				Paid	less than	Shareholders’	Non-controlling
	Class A	Class F	Class I	Class E	in Capital	distributions	Equity	Interests	Total Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	83	50	1	—	267,969	—	268,103	—	268,103
Offering costs	—	—	—	—	(3,365)	—	(3,365)	—	(3,365)
Common shares redeemed	—	—	—	(135)	(270,476)	—	(270,611)	—	(270,611)
Net income	—	—	—	—	—	3,974	3,974	1,305	5,279
Distributions on common shares ($0.399 gross per share)	—	—	—	—	—	(10,819)	(10,819)	—	(10,819)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,238)	(2,238)
Balance at March 31, 2025	$91	$113	$1	$67	$435,447	$(111,705)	$324,014	$59,622	$383,636

					Additional	Earnings	Total
	Par Value				Paid	less than	Shareholders’	Non-controlling
	Class A	Class F	Class I	Class E	in Capital	distributions	Equity	Interests	Total Equity
Balance at December 31, 2023	$8	$63	$—	$202	$441,318	$(79,383)	$362,208	$65,856	$428,064
Common shares issued	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—
Common shares redeemed	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,204	7,204	990	8,194
Distributions on common shares ($0.476 gross per share)	—	—	—	—	—	(13,000)	(13,000)	—	(13,000)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,869)	(1,869)
Balance at March 31, 2024	$8	$63	$—	$202	$441,318	$(85,179)	$356,412	$64,977	$421,389

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$5,279	$8,194
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,714	8,817
Straight-line rent adjustment	(2,360)	(2,833)
Amortization of above / (below) market lease intangibles	(29)	(29)
Amortization of deferred financing costs	652	594
Changes in assets and liabilities
(Increase) decrease in other assets	(5,339)	278
Increase in due to affiliates	1,662	573
Increase (decrease) in accounts payable and accrued expenses	4,970	164
Decrease in other liabilities	(388)	(817)
Net cash provided by operating activities	$13,161	$14,941

Cash flows from investing activities:
Proceeds from partial sale of real estate	$9	$130
Net cash provided by investing activities	$9	$130

Cash flows from financing activities:
Proceeds from issuance of common shares	$5,169	$—
Redemptions of common stock	(270,611)	—
Subscriptions received in advance	9,792	—
Payment of distributions to common shares	(7,190)	(13,000)
Payment of distributions to non-controlling interests	(2,238)	(1,869)
Borrowings under affiliated line of credit	7,750	—
Borrowings under revolving credit facility	7,190	12,990
Repayment of revolving credit facility	(16,955)	(12,000)
Repayment of mortgage notes	(74)	(355)
Deferred financing costs	(118)	—
Net cash used in financing activities	$(267,285)	$(14,234)

Net change in cash and cash equivalents and restricted cash	$(254,115)	$837
Cash and cash equivalents and restricted cash, beginning of year	266,470	2,416
Effects of currency translation on cash and cash equivalents, and restricted cash	(602)	(279)
Cash and cash equivalents and restricted cash, end of year	$11,753	$2,974

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$1,760	$2,773
Restricted cash	9,993	201
Total cash and cash equivalents and restricted cash	$11,753	$2,974

Supplemental disclosures:
Interest paid	$1,467	$1,194

Non-cash financing activities:
Accrued distributions	$3,629	$—
Offering costs due to affiliate	$3,365	$—
Other offering costs payable	$44	$—

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

Note 1. Business and Organization

New Mountain Net Lease Trust (“we,” “our,” “us,” the “Company” or “NEWLEASE”) is a Maryland statutory trust formed in August 2024 to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, commercial net lease real estate assets primarily located in the United States. The Company is externally managed by our investment adviser, New Mountain Finance Advisers, L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of our sponsor, New Mountain Capital, L.L.C. (the “Sponsor”).

We are structured as a non-listed, perpetual-life real estate investment trust (“REIT”), and therefore our securities are not listed on a national securities exchange and, as of the date of this report, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s net asset value (“NAV”) per share. We have elected and intend to qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

The Company is conducting a continuous, blind pool private offering of its common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are accredited investors (as defined in Regulation D under the Securities Act). The initial closing of our private offering occurred on January 2, 2025. The Company is authorized to issue four classes of its common shares (Class A shares, Class F shares, Class I shares, and Class E shares), each with a par value of $0.01 per common share. The share classes have different management fees and performance participation allocation. Subscriptions to purchase our common shares may be made on an ongoing basis as of the first business day of each month. Common shares will generally be sold at the then-current transaction price, which will generally be the prior month’s NAV per share of the class of share being purchased. NAV is not a measure used under accounting principles generally accepted in the United States (“GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP.

On January 2, 2025, NEWLEASE completed a recapitalization transaction, which included the following transactions (collectively, referred to as, the “Formation Transactions”):

●	The Adviser determined the net asset value (“NAV”) of the New Mountain Net Lease Partners Corporation, a Maryland Corporation (the “Predecessor”), as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to our Board of Trustees.
●	New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 shares the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
●	Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
●	In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).

●	NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

As used throughout this document, the terms the “Company,” “we,” “our,” and “us” mean:

●	The Predecessor for periods on or prior to the closing of the Formation Transactions on January 2, 2025; and
●	The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

As of March 31, 2025, the Company owned 165 properties leased to 33 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In connection with the Formation Transactions, NM Fund I contributed 100% of the outstanding common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio. As the contribution of 100% of NM Fund I’s interest in the Seed Portfolio to the Company qualifies as a transaction between parties under a common control in accordance with ASC 805-50, the unaudited consolidated Balance Sheets of Seed Portfolio and the Company as of December 31, 2024, have been presented on a combined basis. The Company concluded that the Predecessor and the Seed Portfolio’s financial statements are to be reflected at historical carryover basis in the unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the three months ended March 31, 2025 include our consolidated accounts.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the three months ended March 31, 2025 include our consolidated accounts. The accompanying financial statements for the three months ended March 31, 2024 include the consolidated accounts of the Predecessor. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent company.

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three months ended March 31, 2025 and March 31, 2024.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Depreciation or
Amortization Range
Building and Intangibles	Depreciation or Amortization Basis	(in years)
Building	Useful life of building	19-44
Building improvements	Useful life of improvements	5-40
Tenant improvement allowance	Shorter of useful life or life of lease	11-22
Lease costs	Life of lease	11-22
Legal and marketing costs	Life of lease	11-22
Above or below market lease value	Life of lease	11-22
Lease in place value	Life of lease	11-22

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Sale-Leasebacks

All sale-leaseback transactions are evaluated in accordance with GAAP to determine if they meet the criteria for sale recognition.

The Company concluded that all sale-leaseback transactions qualified as sales under the applicable accounting standards, with control of the assets being effectively transferred to the buyers. The Company did not complete any sale-leaseback transactions for the three months ended March 31, 2025 and March 31, 2024.

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

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2025 and December 31, 2024.

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

Restricted Cash

As of March 31, 2025 and December 31, 2024, the restricted cash balance of $9,993 and $263,135, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the April 1, 2025 effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

Derivatives

The Company may enter into derivative financial instruments, such as interest rate swaps and caps, to manage interest rate exposure. The Company’s derivative instruments may include instruments that do not qualify for cash flow hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, must be expected to be highly effective at offsetting the variability in hedged cash flows attributable to the hedged risk (e.g., a variable interest rate index).

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

Fair Value Measurements

The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical, unrestricted assets or liabilities in active markets.
•

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly, valued using inputs other than quoted prices.

•	Level 3 – Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable.

Fair value is a market-based measurement, based on assumptions of prices and inputs considered from the perspective of a market participant as of the measurement date, rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level 3 fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within Level 3 may include changes in fair value that are attributable to both observable inputs and unobservable inputs.

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $61,238 and $58,878 as of March 31, 2025 and December 31, 2024, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Accounts receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectability of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectability assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Accounts receivables, and straight-line rents receivable, are written-off directly when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight lining of rents.

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facilities was $12,563 and $13,098 which was net of accumulated amortization of $8,323 and $8,104 as of March 31, 2025 and December 31, 2024, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $652 and $594 for the three months ended March 31, 2025 and March 31, 2024, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

Earnings Per Share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method in calculating EPS when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. Dilutive securities include unvested restricted stock units (“RSUs”), and other share-based payment awards. RSUs are included in the calculation of diluted EPS under the treasury stock method when the effect is dilutive, based on the number of shares that would be issued if the end-of-period conditions were met, including the assumed satisfaction of any performance or service conditions. All classes of common stock are allocated net income/(loss) at the same rate per share, excluding management fees and performance participation allocation, and receive the same gross distribution per share. For comparability purposes for periods prior to the closing of the Formation Transaction on January 2, 2025, the Predecessor’s shares are adjusted to reflect the retrospective impact of the formation transaction for the 27,307,734 shares NM Fund I distributed in kind to its existing partners.

The basic and diluted EPS for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	March 31, 2025		March 31, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.14	$0.14	$0.26	$0.26
Class F	$0.12	$0.12	$0.26	$0.26
Class I	$0.09	$0.09	$0.26	$0.26
Class E	$0.21	$0.21	$0.26	$0.26

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months ended March 31, 2025 and March 31, 2024, no such amounts were recognized. The tax years ending on December 31, 2022 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

Foreign Exchange

The accounting records of the Company are maintained in U.S. dollars. Investments denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. Such fluctuations are included with “Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations” and “Net realized loss on financial instruments” in the Consolidated Statements of Operations.

Issued and Adopted Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 was adopted January 1, 2025, and did not have a material impact on the Company’s consolidated financial statements.

In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued and Accounting Pronouncements Not Adopted

In November 2024, the FASB issued ASU2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant, non-investment-grade net-leased industrial real estate properties. As of March 31, 2025, the Company owned 165 properties across 35 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 33 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Real estate activity, is composed of the following:

	March 31,	December 31,
	2025	2024
Buildings and improvements	$1,167,389	$1,167,389
Land and land improvements	176,340	176,349
Total	1,343,729	1,343,738
Accumulated depreciation	(147,485)	(139,543)
Investments in real estate, net	$1,196,244	$1,204,195

Acquisitions

The Company did not acquire any properties during the three months ended March 31, 2025 and March 31, 2024.

Dispositions

The Company did not sell any properties during the three months ended March 31, 2025 and March 31, 2024.

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	March 31, 2025
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(12,690)	$34,882	16.8
Above-market lease	121	(22)	99	22.3
Other lease intangibles	1,355	(255)	1,100	19.3
Total intangible assets	$49,048	$(12,967)	$36,081	16.9

Intangible liabilities
Below-market leases	$1,613	$(578)	$1,035	13.1
Total intangible liabilities	$1,613	$(578)	$1,035	13.1

	December 31, 2024
				Weighted average
	Gross carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(11,936)	$35,636	16.8
Above-market lease	121	(21)	100	22.3
Other lease intangibles	1,432	(314)	1,118	19.1
Total intangible assets	$49,125	$(12,271)	$36,854	16.9

Intangible liabilities
Below-market leases	$1,613	$(548)	$1,065	13.1
Total intangible liabilities	$1,613	$(548)	$1,065	13.1

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $726 and $726, of which $755 and $755 was included in depreciation and amortization and $29 and $29 was included in rental revenue, respectively.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place	Above-market	Other lease	Below-market
	lease assets	lease asset	intangible assets	lease liabilities
2025 (Remaining)	$2,264	$5	$53	$91
2026	3,019	6	71	121
2027	3,019	6	71	121
2028	3,019	6	71	121
2029	3,019	6	71	121
Thereafter	20,542	70	763	460
Total	$34,882	$99	$1,100	$1,035

Note 5. Variable Interest Entities

The Company owns equity interests through joint ventures that are considered variable interest entities (“VIE”). We are the primary beneficiary of the VIEs and consolidate them as we have the power to direct the activities that most significantly impact the entity’s economic performance. The assets of the consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to us. The following table summarizes the assets and liabilities of consolidated VIEs. Based on consolidation guidance, the Company has concluded that the equity interest through a joint venture as VIEs as the minority interest holder in the joint venture do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its equity interest in the joint venture. The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented.

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$665,719	$670,211
Intangible assets, net	29,181	29,760
Cash and cash equivalents	534	1,515
Other assets	47,474	36,613
Total assets	$742,908	$738,099
Liabilities
Mortgages payable, net	$496,916	$496,907
Accounts payable and accrued expenses	11,148	1,543
Intangible liabilities, net	519	536
Due to affiliates	106	65
Other liabilities	1,158	1,432
Total liabilities	$509,847	$500,483

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

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

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable, net	$815,410	$732,354	$815,523	$728,030
Revolving credit facilities	78,206	78,235	88,000	88,000
Affiliate line of credit	7,750	7,750	—	—
Total	$901,366	$818,339	$903,523	$816,030

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and are considered nonrecourse debt. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of March 31, 2025 and December 31, 2024. Fixed-rate mortgage loans payable are composed of the following as March 31, 2025 and December 31, 2024:

	Weighted average	Weighted average
	contractual	maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	March 31, 2025	December 31, 2024
Mortgages	3.96%	1/21/2030	$827,943	$828,621
Deferred financing costs			(12,533)	(13,098)
Mortgages payable, net			$815,410	$815,523

Affiliated Lines of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The following table provides details as of March 31, 2025 and December 31, 2024:

		Total Amount Outstanding
Entity	Interest Rate	March 31, 2025	December 31, 2024
NEWLEASE Operating Partnership LP	Variable (1)	$7,750	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for three-months ended March 31, 2025 was 6.68%.

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Committed Line of Credit has an effective date of May 2, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in May 2025. Borrowings under the Committed Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Committed Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Revolving Lines of Credit

The Company has a revolving loan with City National Bank. The original loan, dated November 22, 2022, was for $86,000. The Company increased its available credit by $2,000 on June 28, 2023. The Company amended the existing facility with City National Bank in January 2025. The facility is collateralized by the equity invested in the Company and has a maturity date of May 2, 2025. The following table provides details as of March 31, 2025 and December 31, 2024:

	Total Amount Outstanding
Indebtedness	March 31, 2025	December 31, 2024
Revolving credit facilities(1)	$78,235	$88,000
Deferred financing costs	(29)	—
Revolving credit facilities, net	$78,206	$88,000
(1)

The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for three-months ended March 31, 2025 was 7.08% and the weighted average interest rate for three months ended March 31, 2024 was 7.67%.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities are as follows:

2025 (Remaining)	$80,579
2026	33,303
2027	64,751
2028	169,972
2029	200,565
2030	43,839
Thereafter	320,920
Unamortized deferred loan costs	(12,563)
$901,366

Note 8. Leases

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

All lease-related income is reported as a single line item, Rental revenue, in the consolidated statements of operations. Rental revenue is comprised of the following:

	For the three months ended
	March 31,	March 31,
	2025	2024
Base rent(1)	$24,536	$24,377
Straight-line rent	2,360	2,833
Variable lease payments(2)	126	128
Amortization of (above) / below market lease value	29	29
	$27,051	$27,367
(1)	Base rent consists of fixed lease payments.
(2)	Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect at March 31, 2025 are as follows:

2025 (Remaining)	$66,789
2026	90,689
2027	92,539
2028	94,428
2029	96,409
2030	98,380
Thereafter	947,843
$1,487,077

Concentration of Credit Risk

As of March 31, 2025, the Company’s portfolio is occupied by 33 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenants contributed more than 10% of contractual base rents during the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
PCI Pharma Services	$2,934	$2,876

Note 9. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended March 31, 2025, the Company incurred current income tax expense of $4 related to state income tax and current income tax benefit of $(16) related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

Note 10. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	March 31,	December 31,
	2025	2024
Accrued management fee	$345	$—
Performance participation allocation	731	—
Advanced organization and offering costs	3,447	—
Accrued interest – affiliated line of credit	128	—
Fees for services provided by the Adviser	75	—
Other advanced expenses	595	294
Total	$5,321	$294

Accrued management fee

The Company pays the Adviser a management fee equal to (1) 1.25% of NAV for Class I shares and (2) 1.00% of NAV for the Class A shares and Class F shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class I units not held by us and (2) 1.00% of NAV of the Operating Partnership attributable to Class A and Class F units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units, and as a result, it is a class specific expense.

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash and Class E OP units. During the three months ended March 31, 2025 and March 31, 2024, the Company incurred management fees of $952 in cash and $75 in Class E OP units and zero, respectively. Management fees paid in OP units are considered a non-cash expense.

During the three months ended March 31, 2025 and March 31, 2024, the Company has not issued units to the Adviser as payment for management fees. Management fees of $345 and zero were accrued and unpaid as of March 31, 2025 and December 31, 2024, respectively. The portion of the accrued management fees that will be paid in Class E OP units were issued on April 1, 2025 using the March 31, 2025 NAV. During the three months ended March 31, 2025, the Adviser did not submit any shares for repurchase.

Performance participation allocation

So long as the Advisory Agreement has not been terminated, NEWLEASE Special Limited Partner LP, (the “Special Limited Partner”) holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from our Operating Partnership equal to, (1) with respect to Class I units, 12.5% of the total return, (2) with respect to Class F units, 10% of the total return and (3) with respect to Class A units, 5% of the total return, in each case, subject to a 5% hurdle amount and a high water mark with respect to such class of units, with a catch-up. Such allocation will be made quarterly and accrue monthly.

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP units. During the three months ended March 31, 2025 and March 31, 2024, the Company incurred performance participation allocation of $731 and zero, respectively. Performance participation allocation paid in OP units are considered a non-cash expense.

As of March 31, 2025, the Company accrued $731 for performance participation allocation expense, which was paid in the form of 36,325 Class E OP units effective as of April 1, 2025 using the March 31, 2025 NAV. The Company did not have any performance participation allocation accrued as of December 31, 2024.

Advanced organization and offering costs

The Adviser has agreed to advance organization and offering costs (including legal, accounting and other expenses attributable to the organization), excluding certain investment-related expenses and financing expenses, on behalf of the Company through the first anniversary of the initial closing of the Company’s private offering (the “Anniversary Date”). The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following January 2, 2026. After the Anniversary Date, the Company will reimburse the Adviser for any organization and offering costs associated with the private offering that it incurs on the Company’s behalf when incurred.

Accrued interest – affiliated line of credit

The amount represents the interest accrued as of March 31, 2025 on an interest-bearing line of credit entered into with an affiliate of the Sponsor. Refer to Note 7 – Debt.

Fees for services provided by the Adviser

We retain certain affiliates of the Adviser, from time to time, for administrative and sales purposes. The Company reimburses the affiliates for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company, which includes the fees and expenses associated with performing administrative, finance, asset management, sales, investor relations, and compliance functions.

Other advanced expenses

The Company leverages the broader infrastructure of the Sponsor including utilizing the Sponsor’s accounts payable team to pay all expenses on behalf of the Company, and the Company subsequently reimburses the Sponsor for these expenses.

Note 11. Equity and Noncontrolling Interests

Formation Transactions

On January 2, 2025, NEWLEASE completed a recapitalization transaction, pursuant to which NM Fund I completed the REIT Contribution, whereby it contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 shares the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00. NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

For comparability purposes for periods prior to the closing of the Formation Transaction on January 2, 2025, the Predecessor’s shares are adjusted to reflect the retrospective impact of the Formation Transactions for the 27,307,734 shares NM Fund I received in exchange for its contribution of the Seed Portfolio.

Authorized capital

The Company has the authority to issue an unlimited number of common shares, including an unlimited number of shares classified as Class A shares, Class F shares, Class I shares and Class E shares, and an unlimited number of shares classified as preferred shares. Each class of common shares and preferred shares has a par value of $0.01 per share.

The share classes have different management fees and performance participation allocation but the same economic and voting rights. See Note 10 for further details.

Common shares

The following table details the change in the Company’s common shares:

	Class A	Class F	Class I	Class E	Total
December 31, 2024	831,571	6,287,642	—	20,188,521	27,307,734
Common shares issued	8,258,216	4,966,018	138,608	42,500	13,405,342
Distribution reinvestment	—	—	—	—	—
Common shares repurchased	(9,348)	—	—	(13,518,889)	(13,528,238)
March 31, 2025	9,080,439	11,253,660	138,608	6,712,132	27,184,838

Share repurchases

Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares pursuant to our share repurchase plan, provided, that, subject to certain limited exceptions, holders of Class A shares and Class F shares (collectively, the “Anchor Shares”) may not submit Anchor Shares for repurchase until the January 1, 2027. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business day as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Additionally, shareholders who have received our common shares in exchange for their Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such common shares.

The aggregate NAV of total repurchases of Class A shares, Class F shares, Class I shares and Class E shares is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Common shares or units issued to the Adviser and the Special Limited Partner pursuant to the Advisory Agreement or with respect to the performance participation allocation, respectively, are not subject to these repurchase limitations.

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares at launch on January 2, 2025. No additional shares were repurchased for the three months ended March 31, 2025.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross and net distribution per share. Shareholders do not pay servicing fees.

The following table details the aggregate distributions declared for each share class for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025
	Gross	Shareholder
	Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.3999	$0.0000	$0.3999
Class F Common Shares	$0.3999	$0.0000	$0.3999
Class I Common Shares	$0.3999	$0.0000	$0.3999
Class E Common Shares	$0.3999	$0.0000	$0.3999

	Three Months Ended March 31, 2024
	Gross	Shareholder
	Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.4761	$0.0000	$0.4761
Class F Common Shares	$0.4761	$0.0000	$0.4761
Class I Common Shares	$0.4761	$0.0000	$0.4761
Class E Common Shares	$0.4761	$0.0000	$0.4761

The Company has adopted a distribution reinvestment plan, whereby Class I shareholders can elect to have their cash distributions reinvested in Class I shares commencing with any distribution paid on or after July 1, 2025. Any cash distributions attributable to the Class I shares owned by participants in the distribution reinvestment plan will have their cash distributions immediately reinvested in our Class I shares on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for Class I shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Class I shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as Class I shares purchased in the private offering.

Non-controlling interest

Non-controlling interests represent interests in the Company’s investments held by an affiliate of New Mountain through a joint venture. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment.

Share-based compensation

On January 2, 2025, each of the four independent trustees of the board were awarded 1,250 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 of compensation expense as “General and administrative” on the consolidated statement of operations for the three months ended March 31, 2025 related to these awards. The Company did not incur share-based compensation expense for the three months ended March 31, 2024.

Note 12. Earnings Per Share

Net income / (loss) per common share is calculated by dividing net income / (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income/(loss) at the same rate per share, excluding management fees and performance participation allocation, and receive the same gross distribution per share. For comparability purposes for periods prior to the closing of the Formation Transaction on January 2, 2025, the Predecessor’s shares are adjusted to reflect the retrospective impact of the completion of the Formation Transactions for the 27,307,734 shares NM Fund I distributed in kind to its existing partners.

	March 31, 2025	March 31, 2024
Net income	$5,279	$8,194
Net income attributable to non-controlling interest	1,305	990
Net income attributable to NEWLEASE shareholders	$3,974	$7,204

Weighted average number of common shares outstanding – basic	27,054,923	27,307,734
Weighted average number of common shares outstanding – dilutive	27,056,173	27,307,734

Note 13. Commitments and Contingencies

Litigation and Regulatory Matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Indemnifications

In the normal course of business, the Company and its subsidiaries enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Company, provided they acted in good faith. Based on experience, Management expects the risk of loss related to the Company’s indemnifications to be remote.

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

Note 14. Subsequent Events

Unregistered Sales of Equity Securities

In connection with the Company’s continuous private offering, on April 1, 2025 and May 1, 2025, the Company sold an aggregate of 488,141 and 306,584, respectively, of its common shares for aggregate consideration of approximately $9,783 and $6,125, respectively, at the most recently determined net asset value per share. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	53,630	$1,075
Class F Common Shares	18,727	$375
Class I Common Shares	722,367	$14,458
Class E Common Shares	—	$—

Lines of Credit

On May 1, 2025, the Company extended the maturity on the City National Bank facility by two months and the new maturity date is July 1, 2025. No other terms were changed.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025. Dollars are in thousands, except for per share amounts.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

●	Interest rates;
●	Economic growth;
●	Changes in demographics;
●	Market conditions;
●	Rent growth;
●	Net operating income growth;
●	Capitalization rates; and
●	Occupancy rates.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” ” in our 2024 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

●	Changes in interest rates;
●	Inflation;
●	Unexpected market movements;
●	A slowdown or contraction of the economy;
●	Legislative or regulatory developments;
●	Errors in strategy execution;
●	Acts of God and wars (including the war in Ukraine and the conflict and escalating tensions in the Middle East); and
●	Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors.”

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, except as otherwise required by federal securities laws we assume no duty and do not undertake to update the forward-looking statements.

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

We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2025.

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

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. We elected and have qualified to be taxed as a REIT under the Code beginning with the first taxable year of the Predecessor (our predecessor for U.S. federal tax purposes) ending December 31, 2018, and each year since, and intend to continue to make such an election.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

As of March 31, 2025, we received net proceeds of $268.1 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the proceeds to make investments in real estate. The Company intends to continue selling shares on a monthly basis.

Results of Operations of the Company

Q1 2025 Operating Highlights

Distributions

-	Declared net distributions totaling $10,819 for the three months ended March 31, 2025. The following table details the Company’s total return:

	Class A Shares	Class F Shares	Class I Shares	Class E Shares
Total Return(1)	2.2%	2.1%	1.8%	2.6%
(1)	The total return is calculated as the change in NAV per share plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan. We believe total return is a useful measure of our overall performance.

Capital Activity

-	We raised proceeds of $268.1 million from the sale of our common shares for the three months ended March 31, 2025, which includes $263.0 million raised as part of the completion of the Formation Transactions.

Overall Portfolio

-	As of March 31, 2025, our portfolio consisted of 165 industrial properties leased to 33 tenants.

Portfolio Overview

-	The following table provides information regarding the portfolio as of March 31, 2025:

Location	Number of Properties	Acquisition Date(1)	Ownership Percentage	Occupancy	Square Feet
Various	5	Oct-19	80.0%	100.0%	1,356,188
Gainesville, FL	8	Mar-22	100.0%	100.0%	444,973
Yaphank, NY	1	Mar-21	80.0%	100.0%	491,200
Various	4	Oct-18	70.0%	100.0%	951,651
Various	17	Aug-22	100.0%	100.0%	597,209
Various	5	Jun-18	50.0%	100.0%	1,790,587
Spencer, IN	1	Feb-21	80.0%	100.0%	258,375
Various	14	Feb-21	80.0%	100.0%	230,010
Various	24	Dec-21	80.0%	100.0%	606,967
Various	4	Mar-20	100.0%	100.0%	451,920
Various	3	Nov-21	80.0%	100.0%	861,600
Various	4	Aug-21	100.0%	100.0%	972,499
Various	3	Nov-20	80.0%	100.0%	639,162
Various	21	Dec-18	100.0%	100.0%	539,369
Various	3	Aug-21	80.0%	100.0%	183,797
Elgin, IL	1	Dec-21	100.0%	100.0%	425,578
Various	3	Jun-21	100.0%	100.0%	465,895
Various	4	Dec-21	100.0%	100.0%	394,658
Various	4	Jun-19	100.0%	100.0%	484,031
Various	2	Mar-21	100.0%	100.0%	247,366
Various	6	Jun-18	100.0%	100.0%	96,444
Various	4	Sep-21	100.0%	100.0%	332,681
Various	2	Jun-19	100.0%	100.0%	310,401
Various	2	Nov-18	67.0%	100.0%	474,299
Various	5	Jul-19	100.0%	100.0%	438,407
Denver, PA	1	Sep-20	100.0%	100.0%	197,300
Various	3	Sep-20	100.0%	100.0%	121,779
Eden Prairie, MN	1	Dec-21	100.0%	100.0%	67,041
Bristol, PA	1	May-21	100.0%	100.0%	49,534
Various	2	Mar-20	100.0%	100.0%	340,414
Chicago Height, IL	1	Sep-20	100.0%	100.0%	184,530
Various	2	Aug-19	100.0%	100.0%	122,475
Various	2	Nov-18	100.0%	100.0%	214,500
Various	2	Jun-19	100.0%	100.0%	64,609
(1)	“Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of March 31, 2025.

				% of Total
	Number of	Number of	Annualized Base	Annualized Base	% of Total Square
Year	Expiring Leases	Properties	Rent(1)	Rent Expiring	Feet Expiring
2025 (remaining)	0	0	$0.0	0.0%	0.0%
2026	0	0	$0.0	0.0%	0.0%
2027	0	0	$0.0	0.0%	0.0%
2028	0	0	$0.0	0.0%	0.0%
2029	0	0	$0.0	0.0%	0.0%
2030	0	0	$0.0	0.0%	0.0%
2031	0	0	$0.0	0.0%	0.0%
2032	4	4	$3.6	4.4%	4.5%
2033	1	1	$1.0	1.2%	0.4%
Thereafter	32	160	$79.9	94.4%	95.1%
Total	37	165	$84.5	100%	100%
(1)	Annualized base rent is determined by reference to the Company’s pro rata share of the March 31, 2025 base rent, and is based on in place lease agreements as of March 31, 2025, multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of March 31, 2025:

1.	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the forward 12 months cash rent based on in place rent agreements as of March 31, 2025, excluding tenant recoveries, straight- line rent, and above- market and below- market lease amortization.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended March 31		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$27,051	$27,367	$(316)
Total revenues	27,051	27,367	(316)
Expenses
Property operating expense	130	40	90
Depreciation and amortization	8,714	8,817	(103)
Management fee	1,027	—	1,027
Performance participation allocation	731	—	731
General and administrative	693	702	(9)
Organizational costs	151	—	151
Total expenses	11,446	9,559	1,887
Other (expense) / income
Interest expense	(10,277)	(10,327)	50
Other income	2	250	(248)
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(63)	240	(303)
Net change in unrealized appreciation on derivative swaps	—	558	(558)
Net realized loss on financial instruments	—	(2)	2
Total other (expense) / income	(10,338)	(9,281)	(1,057)
Net income before income tax expense	5,267	8,527	(3,260)
Income tax benefit (expense)	12	(333)	345
Net income	5,279	8,194	(2,915)
Net income attributable to non-controlling interests	(1,305)	(990)	(315)
Net income attributable to the Company’s shareholder	$3,974	$7,204	$(3,230)

Comparison of the Three Months Ended March 31, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $27,051 for the three-month period ended March 31, 2025, a decrease of $316, or 1.2%, compared to $27,367 for the three-month period ended March 31, 2024. This decrease was primarily attributed to the sale of two properties during the year ended December 31, 2024, which resulted in a reduction of rental income.

Property operating expense – Property operating expense is comprised of primarily of insurance and taxes, and was $130 for the three-month period ended March 31, 2025, an increase of $90, or 225%, compared to $40 for the three-month period ended March 31, 2024. This increase was primarily driven by higher property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $8,714 for the three-month period ended March 31, 2025, a decrease of $103, or 1.2%, compared to $8,817 for the three-month period ended March 31, 2024. The decrease was primarily due to the sale of two properties during the year ended December 31, 2024, and a reduction in the depreciation and amortization associated with those properties.

Management fee – Management fee was $1,027 for the three-month period ended March 31, 2025, an increase of $1,027, from zero for the three-month period ended March 31, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $731 for the three-month period ended March 31, 2025, an increase of $731, from zero for the three-month period ended March 31, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, comprised primarily of legal, transaction, audit and tax, and professional fees, was $693 for the for the three-month period ended March 31, 2025, a decrease of $9, or 1.3%, from $702 for the three-month period ended March 31, 2024, primarily as a result of transaction costs associated with the sale of the Predecessor’s sole property in Mexico.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees, and incorporation fees, and was $151 for the three-month period ended March 31, 2025, and zero for the three-month period ended March 31, 2024.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facilities and was $10,277 for the three-month period ended March 31, 2025, a decrease of $50, or 0.5%, from $10,327 for the three-month period ended March 31, 2024. The decrease is primarily due to lower debt associated with the sale of two properties during the year ended December 31, 2024, offset by higher borrowing costs of the variable rate credit facilities in 2025.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements, fees related to sale transactions, and title company refunds and was $2 for the three-month period ended March 31, 2025, a decrease of $248, or 99.2%, from $250 for the three-month period ended March 31, 2024. The 2024 income was related to a lease amendment fee paid by a tenant to amend their lease to allow for additional sublease rights and a transaction fee associated with the sale of the Predecessor’s sole property in Mexico. There have been no lease amendments or sales in 2025.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $(63) for the three-month period ended March 31, 2025, a decrease of $303, from $240 for the three-month period ended March 31, 2024. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation on derivative swaps – Net change in unrealized appreciation on derivative swaps is comprised of unrealized appreciation and/or depreciation in the fair market value of certain derivatives owned by the Predecessor, and was zero for the three-month period ended March 31, 2025, compared to $558 for the three-month period ended March 31, 2024. NEWLEASE doesn’t have any derivative positions in 2025.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the three-month period ended March 31, 2025, compared to a loss of $2 for the three-month period ended March 31, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $12 refund for the three-month period ended March 31, 2025, a decrease of $345, from $(333) for the three-month period ended March 31, 2024, primarily as a result of the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

Net Asset Value

The NAV is intended to represent the fair value of our assets less our outstanding liabilities and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV, we adjust the value of our assets and liabilities from historical cost to fair value. The Adviser will determine the fair value of our net lease investments and associated financing on a monthly basis, which valuations will be reviewed and confirmed for reasonableness by the independent valuation advisor on a quarterly basis.

While we believe our NAV calculation methodologies are generally consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. NAV should not be considered to be equivalent to shareholders’ equity or any other GAAP measure.

The following table provides a breakdown of the major components of our NAV as of March 31, 2025 (dollars are in thousands):

Components of NAV	March 31, 2025
Investments in real estate, net investments in real estate debt	$630,483
Intangible assets	29
Cash and cash equivalents	10,850
Other assets	5,021
Revolving credit facilities	(78,235)
Affiliated line of credit	(7,750)
Subscriptions received in advance	(9,792)
Distribution payable	(3,629)
Due to affiliate	(149)
Management fee payable	(345)
Accrued performance participation allocation	(731)
Accounts payable and accrued expenses	(773)
Net Asset Value	$544,979
Number of outstanding shares/units	27,184,838

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of March 31, 2025:

					Third-
					Party
					Operating
	Class A	Class F	Class I	Class E	Partnership
NAV Per Share	Shares	Shares	Shares	Shares	Units	Total
Net asset value	$181,960	$225,250	$2,768	$135,001	$—	$544,979
Number of outstanding shares	9,080,439	11,253,660	138,608	6,712,132	—	27,184,838
NAV per share as of March 31, 2025	$20.04	$20.02	$19.97	$20.11	$—

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2025.

Capitalization Rate
Industrial	6.34%

A change in the capitalization rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

Increase
(Decrease) to
the NAV of
	Hypothetical	Real
Input	Change	Properties
Capitalization Rate	0.25% decrease	+4.11%
(weighted average)	0.25% increase	(3.80)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV:

March 31, 2025
Shareholders’ equity	$383,636
Non-controlling interest	(59,622)
Total partners’ capital under GAAP	324,014
Adjustments:
Accrued organization and offering costs	3,516
Net unrealized real estate appreciation	126,621
Accumulated depreciation and amortization under GAAP	141,576
Straight-line rent	(50,748)
NAV	$544,979

The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital to our NAV:

-	The Adviser agreed to advance certain organization and offering costs on our behalf through the Anniversary Date. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following January 2, 2026. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
-	For the purpose of calculating NAV, properties are valued at fair market value, as determined by the Adviser.
-	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization expenses are not recorded for purposes of calculating our NAV.
-	We recognize rental revenue on a straight-line basis for all leases that have fixed rental revenue under GAAP. Such straight-line adjustments are excluded for purposes of calculating NAV.

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the three months ended March 31, 2025:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28, 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
Total	$0.3999	$0.3999	$0.3999	$0.3999

For the three months ended March 31, 2025, we declared net distributions of $10,819. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows as represented by Adjusted Funds from Operations. The following table details our distributions declared for the three months ended March 31, 2025:

Distributions	Amount	Percentage
Payable in cash	$10,819	100%
Reinvested in shares	—	—
Total distributions	$10,819	100%
Sources of Distributions
Cash flows from operating activities	$13,161	100%
Offering proceeds paid	—	—
Total sources of distributions	$13,161	100%
Funds from operations(1)	11,450
Adjusted funds from operations(1)	$10,846
(1)	See “Funds from Operations” and “Adjusted Funds from Operations” below for a description of funds from operations and adjusted funds from operations, the reconciliation to GAAP net income attributable to shareholders, and for considerations on how to review these metrics.

Funds from Operations and Adjusted Funds from Operations

The Company uses Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) as supplemental measures of operating performance. FFO is a widely used metric in the real estate industry, particularly for REITs, as we believe it provides a more accurate representation of operating performance by excluding gains or losses on the sale of properties and other non-cash items such as depreciation and amortization.

FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss) attributable to common shareholders, excluding gains or losses on sales of properties, impairment charges, and depreciation and amortization of real estate assets. The Company calculates FFO in accordance with this definition, although FFO may not be comparable to similarly titled measures used by other REITs.

AFFO is a further refinement of FFO, which adjusts for items that are non-cash or non-recurring in nature and may not accurately reflect the ongoing operations of the Company. These adjustments include, but are not limited to, straight-line rent adjustments, amortization of deferred financing costs, one-time transaction costs, unrealized gains, realized gains and other one-time or non-cash items.

FFO and AFFO are not recognized measures under GAAP and should not be considered alternatives to net income or any other measure of financial performance, liquidity or ability to generate cash flow from operations, but these measures should be considered in conjunction with GAAP financial performance measures.

The following table reconciles net income of the Company to FFO and AFFO for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Net income attributable to the Company’s shareholders	$3,974	$7,204
Adjustments to arrive at FFO:
Depreciation and amortization	8,714	8,817
Amount attributable to non-controlling interests for above adjustments	(1,238)	(1,258)
FFO attributable to the Company’s shareholders	11,450	14,763
Adjustments to arrive at AFFO:
Straight-line rental income	(2,360)	(2,833)
Management fee	75	—
Performance participation allocation	731	—
Transaction costs	—	313
Amortization of deferred financing costs	652	594
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	63	(240)
Net change in unrealized appreciation on derivative swaps	—	(558)
Amount attributable to non-controlling interests for above adjustments	235	160
AFFO attributable to the Company’s shareholders	$10,846	$12,199

Liquidity and Capital Resources

Liquidity

As of March 31, 2025, we had $1,760 of cash and cash equivalents, $52,015 of available credit, $13,161 of cash flows from operations for the three months ended March 31, 2025, and we received $5,070 of incremental liquidity through the sale of our common shares for the three months ended March 31, 2025. We may also generate additional liquidity through the sale of our real estate investments.

We will use cash for (i) new acquisitions of net lease assets and, to a lesser extent, real estate-related investments, (ii) cost of operations (including management fee and performance participation allocation), (iii) debt service, (iv) periodic repurchases under our share repurchase plan (as described herein), and (v) cash distributions to our common shareholders to the extent declared by our Board of Trustees. We believe our current liquidity position is sufficient to meet to need of our expected investment activity.

Capital Resources

As of March 31, 2025, our indebtedness included loans secured by our properties, unsecured lines of credit, and an affiliated line of credit. The following table is a summary of our indebtedness:

	Weighted Average	Weighted	Maximum	Principal Balance as of
Indebtedness	Interest Rate(1)	Maturity Date	Facility Size	March 31, 2025	December 31, 2024
Mortgage notes and credit facilities, net
Mortgages	3.90%	1/21/2030	$ NA	$827,944	$828,621
Revolving credit facilities	S+2.75%	5/2/2025	88,000	78,235	88,000
Deferred financing costs, net				(12,563)	(13,098)
Total mortgage notes and credit facilities, net				893,616	903,523
Affiliated line of credit	S+2.35%	12/31/2027	$50,000	7,750	—
Total indebtedness				$901,366	$903,523
(1)	The revolving credit facilities interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for three-months ended March 31, 2025 was 7.08%. The affiliated line of credit interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for three-months ended March 31, 2025 was 6.68%.

On January 2, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares in each of its four classes of shares of its common shares (Class A, Class F, Class I, Class E). During the three months ended March 31, 2025, the Company issued and sold the following shares to accredited investors in our private offering:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 2, 2025	8,215,703	4,893,015	500	42,500
February 1, 2025	17,500	70,000	30,000	—
March 1, 2025	25,013	3,003	108,108	—
Total	8,258,216	4,966,018	138,608	42,500

Cash Flows

Cash flows provided by operating activities were $13,161 for the three months ended March 31, 2025 compared to $14,941 for the three months ended March 31, 2024. The change in cash flows provided by operating activities was primarily due to an increase in other assets partially offset by an increase in accounts payable and accrued expenses.

Cash flows provided by investing activities were $9 for the three months ended March 31, 2025 compared to $130 for the three months ended March 31, 2024. The change in cash flows provided by investing activities was primarily due to reduction in proceeds from real estate sold.

Cash flows used in financing activities were $267,285 for the three months ended March 31, 2025 compared to $14,234 for the three months ended March 31, 2024. The change in cash flows provided by financing activities was primarily due to subscriptions received in advance and redemptions of common stock.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three months ended March 31, 2025 and March 31, 2024.

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2025 (in thousands):

		Less than 1			More than 5
Obligation	Total	year	1-3 years	4-5 years	years
Indebtedness	$913,929	$80,579	$98,054	$370,537	$364,759
Organization and offering costs	3,516	—	1,172	1,172	1,172
Total	$917,445	$80,579	$99,226	$371,709	$365,931

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Committed Line of Credit had an effective date of May 2, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in May 2025. Borrowings under the Committed Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Committed Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2025, our indebtedness was $901,366 consisting of mortgage notes, a revolving credit facilities, and an affiliated line of credit. Our revolving credit facilities and affiliated line of credit are variable rate debt and indexed to daily simple SOFR.

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

As of March 31, 2025 and December 31, 2024, we did not have any derivative contracts.

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

ITEM 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Report of Management on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, for information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on importing foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China, Canada and Mexico could further increase costs, decrease margins, reduce competitiveness of products and services offered by current and future tenants and/or borrowers and adversely affect the revenues and profitability of our tenants and/or borrowers whose businesses rely on goods imported from such jurisdictions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table details the total shares issued and sold for each of the four classes of our common shares from the period of inception through March 31, 2025:

	Class A	Class F	Class I	Class E
Inception to March 31, 2025	9,080,439	11,253,660	138,608	6,712,132

Share Repurchases

On December 16, 2024, our Board of Trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that we repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class A shares, Class F shares, Class I shares and Class E shares under its share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).

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

In connection with the completion of the Formation Transactions, we repurchased 13,528,238 shares on January 2, 2025. No additional shares were repurchased during the three months ended March 31, 2025.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The following documents are filed as part of this quarterly report.

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

10.1

Advisory Agreement, dated January 2, 2025, by and among New Mountain Net Lease Trust, NEWLEASE Operating Partnership LP and New Mountain Finance Advisers, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.2

Amended and Restated Limited Partnership Agreement of NEWLEASE Operating Partnership LP, dated January 2, 2025, by and among New Mountain Net Lease Trust, as the general partner, NEWLEASE Special Limited Partner LP and the other limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.3

Master Reorganization Agreement, dated January 2, 2025, by and among New Mountain Net Lease Trust, New Mountain Net Lease Partners Corporation, New Mountain Net Lease Partners, L.P., NMNC Initial L.P., L.L.C., New Mountain Net Lease

Delaware Feeder, L.P., NMNL QRS, Inc. and New Mountain Net Lease GP, L.L.C. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.4

Agreement and Plan of Merger, dated January 2, 2025, by and among New Mountain Net Lease Partners, L.P., NMNL QRS, Inc., New Mountain Net Lease Trust and NMNC Initial L.P., L.L.C. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.5

Uncommitted Revolving Loan Agreement, dated as of January 2, 2025, by and between NEWLEASE Operating Partnership LP and NM Partners Manager Holdings, L.P. (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated by reference herein)

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

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

Date: May 9, 2025
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President,Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: May 9, 2025
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)