Form 10-Q
period 2025-06-30
New Mountain Net Lease Trust
filed 2025-07-29
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Registrant’s telephone number, including area code: (212) 720 0300

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).   Yes  ☐  No  ☒

As of July 29, 2025, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 11,337,945 shares of Class F common shares, 1,658,602 shares of Class I common shares and 6,712,132 shares of Class E common shares.

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

PART I – Financial Information

ITEM I: Financial Statements

New Mountain Net Lease Trust

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,188,302	$1,204,195
Intangible assets, net	35,307	36,854
Cash and cash equivalents	692	3,335
Restricted cash	8,499	263,135
Other assets	74,861	63,908
Total assets	$1,307,661	$1,571,427
Liabilities
Mortgage notes and credit facilities, net	$869,260	$903,523
Subscriptions received in advance	8,298	262,934
Accounts payable and accrued expenses	8,908	3,352
Affiliate line of credit	7,750	—
Due to affiliates	5,281	294
Distribution payable	3,807	—
Intangible liabilities, net	1,004	1,065
Other liabilities	2,426	2,972
Total liabilities	906,734	1,174,140
Commitments and contingencies (see Note 13)
Equity
Common shares – Class A; $0.01 par value per share; 9,154,029 and 831,571 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	92	8
Common shares – Class F; $0.01 par value per share; 11,278,675 and 6,287,642 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	113	63
Common shares – Class I; $0.01 par value per share; 1,308,027 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	—
Common shares – Class E; $0.01 par value per share; 6,712,132 and 20,188,521 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	67	202
Additional paid-in capital	460,446	441,319
Earnings less than distributions	(119,251)	(104,860)
Total shareholders’ equity	341,480	336,732
Non-controlling interests	59,447	60,555
Total equity	400,927	397,287
Total liabilities and shareholders’ equity	$1,307,661	$1,571,427

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Month Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental revenue	$27,061	$27,383	$54,112	$54,750
Total revenues	27,061	27,383	54,112	54,750
Expenses
Property operating expense	165	43	295	83
Depreciation and amortization	8,715	8,816	17,429	17,633
Management fee	1,087	—	2,114	—
Performance participation allocation	704	—	1,435	—
General and administrative	835	620	1,529	1,322
Organizational costs	—	—	151	—
Total expenses	11,506	9,479	22,953	19,038
Other (expense)/income
Interest expense	(10,142)	(10,382)	(20,419)	(20,709)
Other income	—	—	2	250
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(434)	98	(497)	338
Net change in unrealized (depreciation)/appreciation on derivative swaps	—	(12)	—	546
Net realized loss on financial instruments	—	(1)	—	(3)
Total other (expense)/income	(10,576)	(10,297)	(20,914)	(19,578)
Net income before income tax expense	4,979	7,607	10,245	16,134

Income tax expense	(29)	(116)	(17)	(449)
Net income	4,950	7,491	10,228	15,685

Net income attributable to non-controlling interests	(1,243)	(1,120)	(2,548)	(2,110)
Net income attributable to the Company’s shareholders	$3,707	$6,371	$7,680	$13,575
Class A weighted average shares outstanding – basic and diluted	9,131,158	831,571	9,094,544	831,571
Class F weighted average shares outstanding – basic and diluted	11,271,070	6,287,642	11,249,697	6,287,642
Class I weighted average shares outstanding – basic and diluted	920,775	—	488,656	—
Class E weighted average shares outstanding – basic	6,712,132	20,188,521	6,712,132	20,188,521
Class E weighted average shares outstanding – diluted	6,748,457	20,188,521	6,730,294	20,188,521
Earnings per Class A share - basic and diluted	$0.12	$0.23	$0.26	$0.50
Earnings per Class F share - basic and diluted	$0.10	$0.23	$0.22	$0.50
Earnings per Class I share - basic and diluted	$0.09	$—	$0.18	$—
Earnings per Class E share - basic and diluted	$0.20	$0.23	$0.41	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Changes in Equity (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total
	Par Value				paid-in	less than	shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	capital	distributions	equity	interests	equity
Balance at March 31, 2025	$91	$113	$1	$67	$435,447	$(111,705)	$324,014	$59,622	$383,636
Common shares issued	1	—	12	—	25,337	—	25,350	731	26,081
Offering costs	—	—	—	—	(367)	—	(367)	—	(367)
Distribution reinvestment	—	—	—	—	29	—	29	—	29
Net Income	—	—	—	—	—	3,707	3,707	1,243	4,950
Distributions on common shares ($0.401 gross per share)	—	—	—	—	—	(11,253)	(11,253)	—	(11,253)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,149)	(2,149)
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927

					Additional	Earnings	Total
	Par Value				paid-in	less than	shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	capital	distributions	equity	interests	equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	84	50	13	—	293,306	—	293,453	731	294,184
Offering costs	—	—	—	—	(3,732)	—	(3,732)	—	(3,732)
Distribution reinvestment	—	—	—	—	29	—	29	—	29
Common shares redeemed	—	—	—	(135)	(270,476)	—	(270,611)	—	(270,611)
Net income	—	—	—	—	—	7,680	7,680	2,548	10,228
Distributions on common shares ($0.801 gross per share)	—	—	—	—	—	(22,071)	(22,071)	—	(22,071)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,387)	(4,387)
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927

					Additional	Earnings	Total
	Par Value				paid-in	less than	shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	capital	distributions	equity	interests	equity
Balance at March 31, 2024	$8	$63	$—	$202	$441,318	$(85,179)	$356,412	$64,977	$421,389
Net Income	—	—	—	—	—	6,371	6,371	1,120	7,491
Distributions on common shares ($0.406 gross per share)	—	—	—	—	—	(11,100)	(11,100)	—	(11,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,137)	(2,137)
Balance at June 30, 2024	$8	$63	$—	$202	$441,318	$(89,908)	$351,683	$63,960	$415,643

					Additional	Earnings	Total
	Par Value				paid-in	less than	shareholders’	non-controlling	Total
	Class A	Class F	Class I	Class E	capital	distributions	equity	interests	equity
Balance at December 31, 2023	$8	$63	$—	$202	$441,318	$(79,383)	$362,208	$65,856	$428,064
Net Income	—	—	—	—	—	13,575	13,575	2,110	15,685
Distributions on common shares ($0.883 gross per share)	—	—	—	—	—	(24,100)	(24,100)	—	(24,100)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,006)	(4,006)
Balance at June 30, 2024	$8	$63	$—	$202	$441,318	$(89,908)	$351,683	$63,960	$415,643

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Cash Flows (unaudited)

(Dollars in thousands)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$10,228	$15,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,429	17,633
Straight-line rent adjustment	(4,659)	(5,593)
Amortization of above / (below) market lease intangibles	(58)	(58)
Amortization of deferred financing costs	1,250	1,176
Performance participation allocation	731	—
Changes in assets and liabilities:
Increase in other assets	(6,294)	(85)
Increase in due to affiliates	1,255	1,182
Increase (decrease) in accounts payable and accrued expenses	5,556	(335)
Decrease in other liabilities	(546)	(1,031)
Net cash provided by operating activities	$24,892	$28,574

Cash flows from investing activities
Proceeds from partial sale of real estate	$9	$130
Net cash provided by investing activities	$9	$130

Cash flows from financing activities:
Proceeds from issuance of common shares	$30,519	$—
Redemptions of common stock	(270,611)	—
Subscriptions received in advance	8,298	—
Payment of distributions to common shares	(18,235)	(24,100)
Payment of distributions to non-controlling interests	(4,387)	(4,006)
Borrowings under affiliated line of credit	7,750	—
Borrowings under revolving credit facility	18,250	24,060
Repayment of revolving credit facility	(52,671)	(24,477)
Repayment of mortgage notes	(740)	(765)
Deferred financing costs	(121)	—
Net cash used in financing activities	$(281,948)	$(29,288)

Net change in cash and cash equivalents and restricted cash	$(257,047)	$(584)

Cash and cash equivalents and restricted cash, beginning of period	266,470	2,416
Effects of currency translation on cash and cash equivalents, and restricted cash	(232)	(386)
Cash and cash equivalents and restricted cash, end of period	$9,191	$1,446

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$692	$1,245
Restricted cash	8,499	201
Total cash and cash equivalents and restricted cash	$9,191	$1,446

Supplemental disclosures:
Interest paid	$19,526	$19,657
Cash paid for income taxes	$2	$—

Non-cash financing activities:
Accrued distributions	$3,807	$—
Offering costs due to affiliate	$3,470	$—
Other offering costs payable	$262	$—
Distribution reinvestment	$29	$—
Class E OP units	$731	$—
Common shares issued with subscriptions received in advance	$262,934	$—

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Organization and Business Purpose

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

On January 2, 2025, NEWLEASE completed a recapitalization transaction, which included the following transactions (collectively, referred to as, the “Formation Transactions”):

●	The Adviser determined the NAV of the New Mountain Net Lease Partners Corporation, a Maryland Corporation (the “Predecessor”), as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to our Board of Trustees.
●	New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 shares the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
●	Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
●	In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
●	NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As used throughout this document, the terms the “Company”, “we”, “our”, and “us” mean:

●	The Predecessor for periods on or prior to the closing of the Formation Transactions on January 2, 2025; and
●	The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

As of June 30, 2025, the Company owned 165 properties leased to 33 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In connection with the Formation Transactions, NM Fund I contributed 100% of the outstanding common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio. As the contribution of 100% of NM Fund I’s interest in the Seed Portfolio to the Company qualifies as a transaction between parties under a common control in accordance with ASC 805-50, the unaudited consolidated Balance Sheets of Seed Portfolio and the Company as of December 31, 2024, have been presented on a combined basis. The Company concluded that the Predecessor and the Seed Portfolio’s financial statements are to be reflected at historical carryover basis in the unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the three and six months ended June 30, 2025 include our consolidated accounts. The accompanying financial statements for the three and six months ended June 30, 2024 include the consolidated accounts of the Predecessor. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent company.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and six months ended June 30, 2025 and June 30, 2024.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Depreciation or
	Depreciation or Amortization	Amortization Range (in
Building and Intangibles	Basis	years)
Building	Useful life of building	19-44
Building improvements	Useful life of improvements	5-40
Tenant improvement allowance	Shorter of useful life or life of lease	11-22
Lease costs	Life of lease	11-22
Legal and marketing costs	Life of lease	11-22
Above or below market lease value	Life of lease	11-22
Lease in place value	Life of lease	11-22

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

The Company concluded that all sale-leaseback transactions qualified as sales under the applicable accounting standards, with control of the assets being effectively transferred to the buyers. The Company did not complete any sale-leaseback transactions for the three and six months ended June 30, 2025 and June 30, 2024.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2025 and December 31, 2024.

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

Restricted Cash

As of June 30, 2025 and December 31, 2024, the restricted cash balance of $8,499 and $263,135, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the July 1, 2025 effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $63,537 and $58,878 as of June 30, 2025 and December 31, 2024, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facilities was $11,969 and $13,098 which was net of accumulated amortization of $8,887 and $8,104, as of June 30, 2025 and December 31, 2024, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $598 and $582 for the three months ended June 30, 2025 and June 30, 2024, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations. Amortization of deferred financing costs was $1,250 and $1,176 for the six months ended June 30, 2025 and June 30, 2024, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

The basic and diluted EPS for the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.12	$0.12	$0.23	$0.23
Class F	$0.10	$0.10	$0.23	$0.23
Class I	$0.09	$0.09	$—	$—
Class E	$0.20	$0.20	$0.23	$0.23

	Six Months Ended
	June 30, 2025		June 30, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.26	$0.26	$0.50	$0.50
Class F	$0.22	$0.22	$0.50	$0.50
Class I	$0.18	$0.18	$—	$—
Class E	$0.41	$0.41	$0.50	$0.50

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months and six months ended June 30, 2025 and June 30, 2024, no such amounts were recognized. The tax years ending on December 31, 2022 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

Foreign Exchange

The accounting records of the Company are maintained in U.S. dollars. Investments denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. Such fluctuations are included with “Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations” and “Net realized loss on financial instruments” in the Consolidated Statements of Operations.

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

Recently Issued and Accounting Pronouncements Not Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its consolidated financial statements.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant, non-investment-grade net-leased industrial real estate properties. As of June 30, 2025, the Company owned 165 properties across 35 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 33 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Real estate activity, is composed of the following:

	June 30, 2025	December 31, 2024
Buildings and improvements	$1,167,389	$1,167,389
Land and land improvements	176,340	176,349
Total	1,343,729	1,343,738
Accumulated depreciation	(155,427)	(139,543)
Investments in real estate, net	$1,188,302	$1,204,195

Acquisitions

The Company did not acquire any properties during the three and six months ended June 30, 2025 and June 30, 2024.

Dispositions

The Company did not sell any properties during the three and six months ended June 30, 2025 and June 30, 2024.

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	June 30, 2025
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(13,444)	$34,128	16.8
Above-market lease	121	(24)	97	22.3
Other lease intangibles	1,355	(273)	1,082	19.3
Total intangible assets	$49,048	$(13,741)	$35,307	16.9

Intangible liabilities
Below-market leases	$1,613	$(609)	$1,004	13.1
Total intangible liabilities	$1,613	$(609)	$1,004	13.1

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	December 31, 2024
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(11,936)	$35,636	16.8
Above-market lease	121	(21)	100	22.3
Other lease intangibles	1,432	(314)	1,118	19.1
Total intangible assets	$49,125	$(12,271)	$36,854	16.9

Intangible liabilities
Below-market leases	$1,613	$(548)	$1,065	13.1
Total intangible liabilities	$1,613	$(548)	$1,065	13.1

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the three months ended June 30, 2025 and June 30, 2024 was $725 and $725, of which $754 and $754 was included in depreciation and amortization and ($29) and ($29) was included in rental revenue, respectively. Amortization expense for the six months ended June 30, 2025 and June 30, 2024 was $1,451 and $1,451, of which $1,509 and $1,509 was included in depreciation and amortization and ($58) and ($58) was included in rental revenue, respectively.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place lease	Above-market	Other lease	Below-market lease
	assets	lease asset	intangible assets	liabilities
2025 (Remaining)	$1,510	$3	$35	$60
2026	3,019	6	71	121
2027	3,019	6	71	121
2028	3,019	6	71	121
2029	3,019	6	71	121
Thereafter	20,542	70	763	460
Total	$34,128	$97	$1,082	$1,004

New Mountain Net Lease Trust

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

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$661,226	$670,211
Intangible assets, net	28,601	29,760
Cash and cash equivalents	296	1,515
Other assets	49,561	36,613
Total assets	$739,684	$738,099
Liabilities
Mortgages payable, net	$496,943	$496,907
Accounts payable and accrued expenses	11,980	1,543
Intangibles liabilities	502	536
Due (from)/to affiliates	(27)	65
Other liabilities	1,158	1,432
Total liabilities	$510,556	$500,483

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

Financial Assets and Liabilities Measured at Fair Value

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

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

	As of June 30, 2025		As of December 31, 2024
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Mortgages payable, net	$815,681	$744,779	$815,523	$728,030
Revolving credit facilities	53,579	53,579	88,000	88,000
Affiliate line of credit	7,750	7,750	—	—
Total	$877,010	$806,108	$903,523	$816,030

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and are considered nonrecourse debt. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of June 30, 2025 and December 31, 2024. Fixed-rate mortgage loans payable are composed of the following as June 30, 2025 and December 31, 2024:

	Weighted average	Weighted average
	contractual	maturity	Principle Balance Outstanding
Indebtedness	interest rate	dates	June 30, 2025	December 31, 2024
Mortgages	3.96%	1/21/2030	$827,650	$828,621
Deferred financing activities			(11,969)	(13,098)
Mortgages payable, net			$815,681	$815,523

Affiliated Lines of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The following table provides details as of June 30, 2025 and December 31, 2024:

		Total Amount Outstanding
Entity	Interest Rate	June 30, 2025	December 31, 2024
NEWLEASE Operating Partnership LP	Variable (1)	$7,750	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for six months ended June 30, 2025 was 6.68%.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Committed Line of Credit has an effective date of May 1, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in July 2025. Borrowings under the Committed Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Committed Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Revolving Lines of Credit

The Company has a revolving loan with City National Bank. The original loan, dated November 22, 2022, was for $86,000. The Company increased its available credit by $2,000 on June 28, 2023. The Company amended the existing facility with City National Bank in May 2025 to extend the maturity date. The facility is collateralized by the equity invested in the Company and had a maturity date of July 1, 2025. The following table provides details as of June 30, 2025 and December 31, 2024:

	Total Amount Outstanding
Indebtedness	June 30, 2025	December 31, 2024
Revolving credit facilities(1)	$53,579	$88,000
Deferred financing costs	—	—
Revolving credit facilities, net	$53,579	$88,000
(1)

The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for six-month period ended June 30, 2025 was 7.08% and the weighted average interest rate for six months ended June 30, 2024 was 7.67%.

On July 1, 2025, the Company signed the seventh amendment to the City National facility, which decreased its available credit to $65,000 and extended the maturity date to July 31, 2025. The extension was necessary to finalize negotiating the terms to refinance the existing credit facility. On July 25, 2025, the Company signed the eight amendment to the City National facility, which decreased its available credit to $55,000 and extended the maturity to July 25, 2028.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities are as follows:

2025 (Remaining)	$55,629
2026	33,303
2027	64,751
2028	169,972
2029	200,565
2030	43,839
Thereafter	320,920
Unamortized deferred loan costs	(11,969)
$877,010

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

All lease-related income is reported as a single line item, Rental revenue, in the Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Base rent(1)	$24,389	$24,342	$48,718	$48,609
Straight-line rent	2,299	2,760	4,659	5,593
Variable lease payments(2)	344	252	677	490
Amortization of (above) / below market lease value	29	29	58	58
	$27,061	$27,383	$54,112	$54,750
(1)	Base rent consists of fixed lease payments.
(2)	Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect at June 30, 2025 are as follows:

2025 (Remaining)	$49,559
2026	100,527
2027	102,377
2028	104,266
2029	106,247
2030	108,218
Thereafter	1,053,389
$1,624,583

Concentration of Credit Risk

As of June 30, 2025, the Company’s portfolio is occupied by 33 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PCI Pharma Services	$2,934	$2,877	$5,868	$5,753

Note 9. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended June 30, 2025, the Company incurred current income tax expense of $29 related to state income tax. For the six months ended June 30, 2025, the Company incurred current income tax expense of $33 related to state income tax and current income tax benefit of $(16) related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 10. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	June 30, 2025	December 31, 2024
Accrued management fee	$371	$—
Performance participation allocation	704	—
Advanced organization and offering costs	3,620	—
Accrued interest – affiliated line of credit	259	—
Fees for services provided by the Adviser	200	—
Other advanced expenses	127	294
Total	$5,281	$294

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

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash and Class E OP units. During the three months ended June 30, 2025 and June 30, 2024, the Company incurred management fee expenses of $1,087 in cash and zero in Class E OP units for June 30, 2025 and zero for June 30, 2024. During the six months ended June 30, 2025 and June 30, 2024, the Company incurred management fees of $2,039 in cash and $75 in Class E OP units and zero, respectively. Management fees paid in OP units are considered a non-cash expense.

During the three and six months ended June 30, 2025 and June 30, 2024, the Company has issued $75 and zero units to the Adviser as payment for management fees. The portion of management fees paid in Class E OP units issued on April 1, 2025 were subsequently repurchased. Management fees of $371 and zero were accrued and unpaid as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Adviser submitted $75 shares for repurchase.

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

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP units. During the three months ended June 30, 2025 and June 30, 2024, the Company incurred performance participation allocation of $704 and zero, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company incurred performance participation allocation of $1,435 and zero, respectively. Performance participation allocation paid in OP units are considered a non-cash expense.

As of June 30, 2025, the Company accrued $704 for performance participation allocation expense, which was paid in the form of 34,927 Class E OP units effective as of July 1, 2025 using the June 30, 2025 NAV. As of June 30, 2025, 36,325 Class E OP units were issued for performance participation allocation expenses. The Company did not have any performance participation allocation accrued as of December 31, 2024. During the three and six months ended June 30, 2025, the Adviser submitted zero shares for repurchase.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

Accrued interest – affiliated line of credit

The amount represents the interest accrued as of June 30, 2025 on an interest-bearing line of credit entered into with an affiliate of the Sponsor. Refer to Note 7 – Debt.

Fees for services provided by the Adviser

We retain certain affiliates of the Adviser, from time to time, for administrative purposes. The Company reimburses the affiliates for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Company, which includes the fees and expenses associated with performing administrative, finance, asset management, investor relations, and compliance functions.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Common shares

The following table details the change in the Company’s common shares:

	Class A	Class F	Class I	Class E	Total
December 31, 2024	831,571	6,287,642	—	20,188,521	27,307,734
Common shares issued	8,331,806	4,989,742	1,307,855	42,501	14,671,904
Distribution reinvestment	—	1,291	172	—	1,463
Common shares repurchased	(9,348)	—	—	(13,518,890)	(13,528,238)
June 30, 2025	9,154,029	11,278,675	1,308,027	6,712,132	28,452,863

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares at launch on January 2, 2025. 3,729 shares of Class E OP units were repurchased for the three and six months ended June 30, 2025, no additional shares were repurchased.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross and net distribution per share. Shareholders do not pay servicing fees.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table details the aggregate distributions declared for each share class for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.4008	$0.0000	$0.4008
Class F Common Shares	$0.4008	$0.0000	$0.4008
Class I Common Shares	$0.4008	$0.0000	$0.4008
Class E Common Shares	$0.4008	$0.0000	$0.4008

	Three Months Ended June 30, 2024
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.4065	$0.0000	$0.4065
Class F Common Shares	$0.4065	$0.0000	$0.4065
Class I Common Shares	$—	$—	$—
Class E Common Shares	$0.4065	$0.0000	$0.4065

	Six Months Ended June 30, 2025
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.8007	$0.0000	$0.8007
Class F Common Shares	$0.8007	$0.0000	$0.8007
Class I Common Shares	$0.8007	$0.0000	$0.8007
Class E Common Shares	$0.8007	$0.0000	$0.8007

	Six Months Ended June 30, 2024
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.8825	$0.0000	$0.8825
Class F Common Shares	$0.8825	$0.0000	$0.8825
Class I Common Shares	$—	$—	$—
Class E Common Shares	$0.8825	$0.0000	$0.8825

The Company has adopted a distribution reinvestment plan, whereby Class F and Class I shareholders can elect to have their cash distributions reinvested in Class F and Class I shares, respectively, commencing with any distribution paid on or after May 20, 2025. Any cash distributions attributable to the Class F and Class I shares owned by participants in the distribution reinvestment plan will have their cash distributions immediately reinvested in our Class F and Class I shares, respectively, on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for Class F and Class I shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is paid. Class F and Class I shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as Class F and Class I shares purchased in the private offering.

Non-controlling interests

Non-controlling interests represent interests in the Company’s investments held by an affiliate of New Mountain through a joint venture and Class E OP units. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment. As of June 30, 2025, 36,325 Class E OP units were issued for performance participation allocation expenses. See Note 10 – Related and Affiliated Party Transactions, for further details of the performance participation allocation.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Share-based compensation

On January 2, 2025, each of the four independent trustees of the board were awarded 1,250 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 and $50 of compensation expense as “General and administrative” on the consolidated statement of operations for the three and six months ended June 30, 2025, respectively, related to these awards. The Company did not incur share-based compensation expense for the three and six months ended June 30, 2024.

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

	June 30, 2025	June 30, 2024
Net income	$10,228	$15,685
Net income attributable to non-controlling interests	(2,548)	(2,110)
Net income attributable to NEWLEASE shareholders	$7,680	$13,575
Weighted average number of common shares outstanding – basic	27,545,029	27,307,734
Weighted average number of common shares outstanding – dilutive	27,563,191	27,307,734

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 14. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on July 1, 2025, the Company sold an aggregate of 414,833 of its common shares for aggregate consideration of approximately $8,298, recorded as subscriptions received in advance on the Consolidated Balance Sheets, at the most recently determined net asset value per share. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	4,988	$100
Class F Common Shares	59,270	$1,186
Class I Common Shares	350,575	$7,012
Class E Common Shares	—	$—

Lines of credit

On July 1, 2025 the Company signed the seventh amendment to the City National facility which decreased its available credit to $65,000 and extended the maturity date to July 31, 2025. The extension was necessary to finalize negotiating the terms to refinance the existing credit facility. The refinancing was completed on July 25, 2025, the eighth amendment to the City National facility which decreased its available credit to $55,000 and extended the maturity to July 25, 2028. The interest rate of the amendment remains at Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%, however, the unused fee rate increased from 0.15% to 0.50%.

With signing of the City National Bank facility refinancing, the Committed Line of Credit with NM Partners Manager Holdings, L.P. of $95,000 matured on July 25, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

As of June 30, 2025, we received net proceeds of $293.4 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the proceeds to make investments in real estate. The Company intends to continue selling shares on a monthly basis.

Results of Operations of the Company

Q2 2025 Operating Highlights

Distributions

●	Declared net distributions totaling $11,253 for the three months ended June 30, 2025. The following table details the Company’s total return:

	Class A	Class F	Class I	Class E
	Shares	Shares	Shares	Shares
Annualized Distribution Rate(1)	8.0%	8.0%	8.0%	8.0%
Total Return(2)	4.2%	3.8%	3.7%	4.9%
(1)	The annualized distribution rate is calculated by annualizing the current month’s distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	The total return is calculated as the change in NAV per share plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan. We believe total return is a useful measure of our overall performance.

Capital Activity and Financing Activity

●	We raised proceeds of $25,350 from the sale of our common shares for the three months ended June 30, 2025.
●	During the three months ended June 30, 2025, we borrowed $11,060 and paid down $35,716 on our revolving loan with City National Bank.

Overall Portfolio

As of June 30, 2025, our portfolio consisted of 165 industrial properties leased to 33 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of June 30, 2025:

1	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the forward 12 months cash rent based on in place rent agreements as of June 30, 2025, excluding tenant recoveries, straight- line rent, and above- market and below- market lease amortization.

Portfolio Overview

●	The following table provides information regarding the portfolio as of June 30, 2025:

	Number of	Acquisition	Ownership
Location	Properties	Date(1)	Percentage	Occupancy	Square Feet
Various	5	Oct-19	80%	100%	1,356,188
Gainsville, FL	8	Mar-22	100%	100%	444,793
Yaphank, NY	1	Mar-21	80%	100%	491,200
Various	4	Oct-18	70%	100%	951,651
Various	17	Aug-22	100%	100%	597,209
Various	6	Jun-18	50%	100%	1,790,587
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Various	24	Dec-21	80%	100%	606,967
Various	4	Mar-20	100%	100%	451,920
Various	3	Nov-21	80%	100%	861,600
Various	4	Aug-21	100%	100%	972,499
Various	3	Nov-20	80%	100%	639,162
Various	21	Dec-18	100%	100%	539,369
Various	3	Aug-21	80%	100%	183,797
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	3	Jun-21	100%	100%	465,895
Various	4	Dec-21	100%	100%	394,658
Trail Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Various	6	Jun-18	100%	100%	96,444
Various	4	Sep-21	100%	100%	332,681
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	5	Jul-19	100%	100%	438,407
Denver, PA	1	Sep-20	100%	100%	197,300
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Bristol, PA	1	May-21	100%	100%	49,534
London, Ontario	1	Mar-20	100%	100%	340,414
Chicago Height, IL	1	Sep-20	100%	100%	184,530
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
St. Louis, MO	2	Jun-19	100%	100%	64,609
(1)	“Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of June 30, 2025.

				% of Total
	Number of	Number of	Annualized Base	Annualized Base	% of Total Square
Year	Expiring Leases	Properties	Rent(1)	Rent Expiring	Feet Expiring
2025 (Remaining)	0	0	$0.0	0.0%	0.0%
2026	0	0	$0.0	0.0%	0.0%
2027	0	0	$0.0	0.0%	0.0%
2028	0	0	$0.0	0.0%	0.0%
2029	0	0	$0.0	0.0%	0.0%
2030	0	0	$0.0	0.0%	0.0%
2031	0	0	$0.0	0.0%	0.0%
2032	4	4	$3.6	4.4%	4.5%
2033	1	1	$1.0	1.2%	0.4%
Thereafter	32	160	$79.9	94.4%	95.1%
Total	37	165	$84.5	100%	100%
(1)	Annualized base rent is determined by reference to the Company’s pro rata share of the June 30, 2025 base rent, and is based on in place lease agreements as of June 30, 2025 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended June 30,		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$27,061	$27,383	$(322)
Total revenues	27,061	27,383	(322)
Expenses
Property operating expense	165	43	122
Depreciation and amortization	8,715	8,816	(101)
Management fee	1,087	—	1,087
Performance participation allocation	704	—	704
General and administrative	835	620	215
Total expenses	11,506	9,479	2,027
Other (expense)/income
Interest expense	(10,142)	(10,382)	240
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(434)	98	(532)
Net change in unrealized appreciation on derivative swaps	—	(12)	12
Net realized loss on financial instruments	—	(1)	1
Total other (expense)/income	(10,576)	(10,297)	(279)
Net income before income tax expense	4,979	7,607	(2,628)
Income tax expense	(29)	(116)	87
Net income	4,950	7,491	(2,541)
Net income attributable to non-controlling interests	(1,243)	(1,120)	(123)
Net income attributable to the Company’s shareholders	$3,707	$6,371	$(2,664)

Comparison of the three months ended June 30, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $27,061 for the three months ended June 30, 2025, a decrease of $322, or 1.1%, compared to $27,383 for the three months ended June 30, 2024. This decrease was primarily attributed to the sale of two properties during the year ended December 31, 2024, which resulted in a reduction of rental income.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $165 for the three months ended June 30, 2025, an increase of $122, or 285%, compared to $43 for the three months ended June 30, 2024. This increase was primarily driven by higher property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $8,715 for the three months ended June 30, 2025, a decrease of $101, or 1.1%, compared to $8,816 for the three months ended June 30, 2024. The decrease was primarily due to the sale of two properties during the year ended December 31, 2024, and a reduction in the depreciation and amortization associated with those properties.

Management fee – Management fee was $1,087 for the three months ended June 30, 2025, an increase of $1,087, from zero for the three months ended June 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $704 for the three months ended June 30, 2025, an increase of $704, from zero for the three months ended June 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $835 for the three months ended June 30, 2025, an increase of $215, or 34.7%, from $620 for the three months ended June 30, 2024, primarily as a result of higher costs associated with public reporting obligations.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facilities and was $10,142 for the three months ended June 30, 2025, a decrease of $240, or 2.3%, from $10,382 for the three months ended June 30, 2024. The decrease is primarily due to lower debt associated with the sale of two properties during the year ended December 31, 2024, offset by higher borrowing costs of the variable rate credit facilities in 2025 due to the termination of an interest rate swap in September 2024.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was ($434) for the three months ended June 30, 2025, a decrease of $532, from $98 for the three months ended June 30, 2024. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation on derivative swaps – Net change in unrealized appreciation on derivative swaps is comprised of unrealized appreciation and/or depreciation in the fair market value of certain derivatives owned by the Predecessor, and was zero for the three months ended June 30, 2025, compared to $12 for the three months ended June 30, 2024. NEWLEASE doesn’t have any derivative positions in 2025.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the three months ended June 30, 2025, compared to a loss of $1 for the three months ended June 30, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $29 for the three months ended June 30, 2025, a decrease of $87, from $116 for the three months ended June 30, 2024, primarily as a result of the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

	Six Months Ended June 30		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$54,112	$54,750	$(638)
Total revenues	54,112	54,750	(638)
Expenses
Property operating expense	295	83	212
Depreciation and amortization	17,429	17,633	(204)
Management fee	2,114	—	2,114
Performance participation allocation	1,435	—	1,435
General and administrative	1,529	1,322	207
Organizational costs	151	—	151
Total expenses	22,953	19,038	3,915
Other (expense)/income
Interest expense	(20,419)	(20,709)	290
Other income	2	250	(248)
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(497)	338	(835)
Net change in unrealized appreciation on derivative swaps	—	546	(546)
Net realized loss on financial instruments	—	(3)	3
Total other (expense)/income	(20,914)	(19,578)	(1,336)
Net income before income tax expense	10,245	16,134	(5,889)
Income tax expense	(17)	(449)	432
Net income	10,228	15,685	(5,457)
Net income attributable to non-controlling interests	(2,548)	(2,110)	(438)
Net income attributable to the Company’s shareholders	$7,680	$13,575	$(5,895)

Comparison of the six months ended June 30, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $54,112 for the six-month period ended June 30, 2025, a decrease of $638, or 1.2%, compared to $54,750 for the six-month period ended June 30, 2024. This decrease was primarily attributed to the sale of two properties during the year ended December 31, 2024, which resulted in a reduction of rental income.

Property operating expense – Property operating expense is comprised of primarily of insurance and taxes, and was $295 for the six-month period ended June 30, 2025, an increase of $212, or 256%, compared to $83 for the six-month period ended June 30, 2024. This increase was primarily driven by higher property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $17,429 for the six-month period ended June 30, 2025, a decrease of $204, or 1.2%, compared to $17,633 for the six-month period ended June 30, 2024. The decrease was primarily due to the sale of two properties during the year ended December 31, 2024, and a reduction in the depreciation and amortization associated with those properties.

Management fee – Management fee was $2,114 for the six-month period ended June 30, 2025, an increase of $2,114, from zero for the six-month period ended June 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $1,435 for the six-month period ended June 30, 2025, an increase of $1,435, from zero for the six-month period ended June 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $1,529 for the six-month period ended June 30, 2025, an increase of $207, or 15.7%, from $1,322 for the six-month period ended June 30, 2024, primarily as a result of higher costs associated with public reporting obligations.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees, and incorporation fees, and was $151 for the six-month period ended June 30, 2025, and zero for the six-month period ended June 30, 2024.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facilities and was $20,419 for the six-month period ended June 30, 2025, a decrease of $290, or 1.4%, from $20,709 for the six-month period ended June 30, 2024. The decrease is primarily due to lower debt associated with the sale of two properties during the year ended December 31, 2024, offset by higher borrowing costs of the variable rate credit facilities in 2025 due to the termination of an interest rate swap in September 2024.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements, fees related to sale transactions, and title company refunds and was $2 for the six-month period ended June 30, 2025, a decrease of $248, or 99.2%, from $250 for the six-month period ended June 30, 2024. The 2024 income was related to a lease amendment fee paid by a tenant to amend their lease to allow for additional sublease rights and a transaction fee associated with the sale of the Predecessor’s sole property in Mexico. There have been no lease amendments or sales in 2025.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was ($497) for the six-month period ended June 30, 2025, a decrease of $835, from $338 for the six-month period ended June 30, 2024. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation on derivative swaps – Net change in unrealized appreciation on derivative swaps is comprised of unrealized appreciation and/or depreciation in the fair market value of certain derivatives owned by the Predecessor, and was zero for the six-month period ended June 30, 2025, compared to $546 for the six-month period ended June 30, 2024. NEWLEASE doesn’t have any derivative positions in 2025.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the six-month period ended June 30, 2025, compared to a loss of $3 for the six-month period ended June 30, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $17 for the six-month period ended June 30, 2025, a decrease of $432, from $449 for the six-month period ended June 30, 2024, primarily as a result of the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2025 (dollars are in thousands):

Components of NAV	June 30, 2025
Investments in real estate, net	$632,425
Cash and cash equivalents	8,427
Other assets	5,446
Revolving credit facilities	(53,510)
Affiliated line of credit	(7,740)
Subscriptions received in advance	(8,287)
Distribution payable	(3,802)
Due to affiliate	(297)
Management fee payable	(371)
Accrued performance participation allocation	(705)
Accounts payable and accrued expenses	(1,155)
Net Asset Value	$570,431
Number of outstanding shares/units	28,452,863

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of June 30, 2025:

					Third-
					Party
					Operating
	Class A	Class F	Class I	Class E	Partnership
NAV Per Share	Shares	Shares	Shares	Shares	Units	Total
Net asset value	$183,392	$225,456	$26,119	$135,464	$—	$570,431
Number of outstanding shares	9,154,029	11,278,675	1,308,027	6,712,132	—	28,452,863
NAV per share as of June 30, 2025	$20.03	$19.99	$19.97	$20.18	$—

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2025.

Capitalization Rate
Industrial	6.36%

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

Increase
(Decrease) to
the NAV of
	Hypothetical	Real
Input	Change	Properties
Capitalization Rate	0.25% decrease	+4.09%
(weighted average)	0.25% increase	(3.78)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV:

June 30, 2025
Shareholders’ equity	$400,927
Non-controlling interests	(59,447)
Total partners’ capital under GAAP	341,480
Adjustments:
Accrued organization and offering costs	3,882
Net unrealized real estate appreciation	128,296
Accumulated depreciation and amortization under GAAP	149,521
Straight-line rent	(52,746)
NAV	$570,431

The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital to our NAV:

●	The Adviser agreed to advance certain organization and offering costs on our behalf through the Anniversary Date. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following January 2, 2026. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
●	For the purpose of calculating NAV, properties are valued at fair market value, as determined by the Adviser.
●	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization expenses are not recorded for purposes of calculating our NAV.
●	We recognize rental revenue on a straight-line basis for all leases that have fixed rental revenue under GAAP. Such straight-line adjustments are excluded for purposes of calculating NAV.

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the six months ended June 30, 2025:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28, 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
April 30, 2025	0.1336	0.1336	0.1336	0.1336
May 31, 2025	0.1336	0.1336	0.1336	0.1336
June 30, 2025	0.1336	0.1336	0.1336	0.1336
Total	$0.8007	$0.8007	$0.8007	$0.8007

For the three and six months ended June 30, 2025, we declared net distributions of $11,253 and $22,071, respectively. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the three and six months ended June 30, 2025:

	Three Months Ended		Six Months Ended
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$11,253	99.74%	$22,071	99.87%
Reinvested in shares	29	0.26%	29	0.13%
Total distributions	$11,282	100%	$22,100	100%
Sources of Distributions
Cash flows from operating activities	$11,731	100%	$24,892	100%
Offering proceeds paid	—	—	—	—
Total sources of distributions	$11,731	100%	$24,892	100%
Funds from operations(1)	$11,183		$22,632
(1)	See “Funds from Operations” below for a description of funds from operations, the reconciliation to GAAP net income attributable to shareholders, and for considerations on how to review these metrics

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

The following tables reconcile net income of the Company to FFO and AFFO for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024
Net income attributable to the Company’s shareholders	$3,707	$6,371
Adjustments to arrive at FFO:
Depreciation and amortization	8,715	8,816
Amount attributable to non-controlling interests for above adjustments	(1,239)	(1,258)
FFO attributable to the Company’s shareholders	11,183	13,929
Adjustments to arrive at AFFO:
Straight-line rental income	(2,357)	(2,817)
Organizational costs	151	—
Management fee	—	—
Performance participation allocation	704	—
Transaction costs	—	268
Amortization of deferred financing costs	598	582
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	434	(98)
Net change in unrealized appreciation on derivative swaps	—	12
Amount attributable to non-controlling interests for above adjustments	238	186
AFFO attributable to the Company’s shareholders	$10,951	$12,062

	Six Months Ended
	June 30, 2025	June 30, 2024
Net income attributable to the Company’s shareholders	$7,680	$13,575
Adjustments to arrive at FFO:
Depreciation and amortization	17,429	17,633
Amount attributable to non-controlling interests for above adjustments	(2,477)	(2,516)
FFO attributable to the Company’s shareholders	22,632	28,692
Adjustments to arrive at AFFO:
Straight-line rental income	(4,717)	(5,650)
Organizational costs	151	—
Management fee	75	—
Performance participation allocation	1,435	—
Transaction costs	—	581
Amortization of deferred financing costs	1,250	1,176
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	497	(338)
Net change in unrealized appreciation on derivative swaps	—	(546)
Amount attributable to non-controlling interests for above adjustments	473	346
AFFO attributable to the Company’s shareholders	$21,796	$24,261

Liquidity and Capital Resources

Liquidity

As of June 30, 2025, we had $692 of cash and cash equivalents, $171,671 of available credit, $24,892 of cash flows from operations for the six months ended June 30, 2025, and we received $30,420 of incremental liquidity through the sale of our common shares for the six months ended June 30, 2025. We may also generate additional liquidity through the sale of our real estate investments.

We will use cash for (i) new acquisitions of net lease assets and, to a lesser extent, real estate-related investments, (ii) cost of operations (including management fee and performance participation allocation), (iii) debt service, (iv) periodic repurchases under our share repurchase plan (as described herein), and (v) cash distributions to our common shareholders to the extent declared by our Board of Trustees. We believe our current liquidity position is sufficient to meet the needs of our expected investment activity.

Capital Resources

As of June 30, 2025, our indebtedness included loans secured by our properties, unsecured lines of credit, and an affiliated line of credit. The following table is a summary of our indebtedness:

	Weighted Average		Weighted	Maximum	Principal Balance as of
Indebtedness	Interest Rate		Maturity Date	Facility Size	June 30, 2025	December 31, 2024
Mortgage notes and credit facilities, net
Mortgages	3.96%		1/21/2030	$ NA	$827,650	$828,621
Revolving credit facilities	S+2.75	%(1)	7/1/2025	88,000	53,579	88,000
Deferred financing costs, net					(11,969)	(13,098)
Total mortgage notes and credit facilities, net					869,260	903,523
Affiliated line of credit	S+2.35	%(2)	12/31/2027	$50,000	7,750	—
Committed Line of Credit	S+2.35	%(2)	6/30/2026	95,000	—	—
Total indebtedness					$877,010	$903,523
(1)	The revolving credit facilities interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for six months ended June 30, 2025 was 7.08%.
(2)	The affiliated line of credit interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for six months ended June 30, 2025 was 6.68%.

On January 2, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares in each of its four classes of shares of its common shares (Class A, Class F, Class I, Class E). During the six months ended June 30, 2025, the Company issued and sold the following shares to accredited investors in our private offering:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 2, 2025	8,215,703	4,893,015	500	42,500
February 1, 2025	17,500	70,000	30,000	—
March 1, 2025	25,013	3,003	108,108	—
April 1, 2025	24,938	8,487	454,716	—
May 1, 2025	28,693	10,240	267,651	—
June 1, 2025	19,960	6,288	447,052	—
Total	8,331,807	4,991,033	1,308,027	42,500

Cash Flows

Cash flows provided by operating activities were $24,892 for the six months ended June 30, 2025 compared to $28,574 for the six months ended June 30, 2024. The change in cash flows provided by operating activities was primarily due to an increase in other assets partially offset by an increase in accounts payable and accrued expenses.

Cash flows provided by investing activities were $9 for the six months ended June 30, 2025 compared to $130 for the six months ended June 30, 2024. The change in cash flows provided by investing activities was primarily due to reduction in proceeds from real estate sold.

Cash flows used in financing activities were $281,948 for the six months ended June 30, 2025 compared to $29,288 for the six months ended June 30, 2024. The change in cash flows provided by financing activities was primarily due to subscriptions received in advance and redemptions of common stock.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and six months ended June 30, 2025 and June 30, 2024.

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Significant accounting policies and estimates” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2025 (in thousands):

		Less than 1			More than 5
Obligation	Total	year	1-3 years	4-5 years	years
Indebtedness	$888,979	$55,629	$98,054	$370,537	$364,759
Organization and offering costs	3,882	—	1,294	1,294	1,294
Total	$892,861	$55,629	$99,348	$371,831	$366,053

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Committed Line of Credit had an effective date of May 1, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in May 2025. Borrowings under the Committed Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Committed Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Committed Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

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

As of June 30, 2025, our indebtedness was $877,010 consisting of mortgage notes, a revolving credit facilities, and an affiliated line of credit. Our revolving credit facilities and affiliated line of credit are variable rate debt and indexed to daily simple SOFR.

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

As of June 30, 2025 and December 31, 2024, we did not have any derivative contracts.

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

ITEM 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

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

The following table details the total shares issued and sold for each of the four classes of our common shares from the period of inception through June 30, 2025:

	Class A	Class F	Class I	Class E
Inception to June 30, 2025	9,154,029	11,278,675	1,308,027	6,712,132

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

3,729 shares of Class E OP units for management fees paid were repurchased for the three and six months ended June 30, 2025, no additional shares were repurchased.

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

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith
**	Furnished herewith
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

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

NEW MOUNTAIN NET LEASE TRUST

Date: July 29, 2025
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: July 29, 2025
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)