Form 10-Q
period 2025-09-30
New Mountain Net Lease Trust
filed 2025-11-12
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 11,543,654 shares of Class F common shares, 4,168,495 shares of Class I common shares and 6,712,132 shares of Class E common shares.

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

PART I – Financial Information

ITEM I: Financial Statements

New Mountain Net Lease Trust

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,260,070	$1,204,195
Intangible assets, net	41,603	36,854
Cash and cash equivalents	559	3,335
Restricted cash	13,696	263,135
Other assets	80,662	63,908
Total assets	$1,396,590	$1,571,427
Liabilities
Mortgage notes and credit facility, net	$863,519	$903,523
Aggregation facility	51,875	—
Subscriptions received in advance	13,495	262,934
Accounts payable and accrued expenses	10,411	3,352
Affiliate line of credit	7,750	—
Due to affiliates	7,929	294
Distribution and redemption payable	4,292	—
Intangible liabilities, net	4,505	1,065
Other liabilities	4,710	2,972
Total liabilities	968,486	1,174,140
Commitments and contingencies (see Note 14)
Equity
Common shares – Class A; $0.01 par value per share; 9,159,016 and 831,571 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	92	8
Common shares – Class F; $0.01 par value per share; 11,409,040 and 6,287,642 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	114	63
Common shares – Class I; $0.01 par value per share; 2,996,150 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	30	—
Common shares – Class E; $0.01 par value per share; 6,712,132 and 20,188,521 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	67	202
Additional paid-in capital	495,557	441,319
Earnings less than distributions	(126,935)	(104,860)
Total shareholders’ equity	368,925	336,732
Non-controlling interests	59,179	60,555
Total equity	428,104	397,287
Total liabilities and shareholders’ equity	$1,396,590	$1,571,427

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Month Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental revenue	$27,611	$26,181	$81,723	$80,931
Total revenues	27,611	26,181	81,723	80,931
Expenses
Property operating expense	92	43	387	126
Depreciation and amortization	8,893	8,793	26,322	26,426
Management fee	1,181	—	3,295	—
Performance participation allocation	925	—	2,360	—
General and administrative	1,070	(437)	2,599	885
Organizational costs	(48)	—	103	—
Total expenses	12,113	8,399	35,066	27,437
Other (expense)/income
Interest expense	(10,244)	(10,537)	(30,663)	(31,246)
Other income	—	181	2	431
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	201	(86)	(296)	252
Net change in unrealized depreciation on derivative swaps	(37)	(1,014)	(37)	(468)
Net realized loss on financial instruments	—	(79)	—	(82)
Net gain on sales of real estate	—	319	—	319
Total other (expense)/income	(10,080)	(11,216)	(30,994)	(30,794)
Net income before income tax expense	5,418	6,566	15,663	22,700

Income tax expense	(4)	(84)	(21)	(533)
Net income	5,414	6,482	15,642	22,167

Net income attributable to non-controlling interests	(1,238)	(1,151)	(3,786)	(3,261)
Net income attributable to the Company’s shareholders	$4,176	$5,331	$11,856	$18,906
Class A weighted average shares outstanding – basic and diluted	9,159,016	831,571	9,116,035	831,571
Class F weighted average shares outstanding – basic and diluted	11,368,836	6,287,642	11,289,410	6,287,642
Class I weighted average shares outstanding – basic and diluted	2,280,852	—	1,086,055	—
Class E weighted average shares outstanding – basic	6,712,132	20,188,521	6,712,132	20,188,521
Class E weighted average shares outstanding – diluted	6,783,387	20,188,521	6,747,992	20,188,521
Earnings per Class A share - basic and diluted	$0.14	$0.20	$0.40	$0.69
Earnings per Class F share - basic and diluted	$0.11	$0.20	$0.33	$0.69
Earnings per Class I share - basic and diluted	$0.09	$—	$0.26	$—
Earnings per Class E share - basic and diluted	$0.21	$0.20	$0.62	$0.69

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Changes in Equity (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927
Common shares issued	—	1	17	—	36,142	—	36,160	704	36,864
Offering costs	—	—	—	—	(1,314)	—	(1,314)	—	(1,314)
Distribution reinvestment	—	—	—	—	520	—	520	—	520
Common shares redeemed	—	—	—	—	(237)	—	(237)	—	(237)
Net Income	—	—	—	—	—	4,176	4,176	1,238	5,414
Distributions on common shares ($0.401 gross per share)	—	—	—	—	—	(11,860)	(11,860)	—	(11,860)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,210)	(2,210)
Balance at September 30, 2025	$92	$114	$30	$67	$495,557	$(126,935)	$368,925	$59,179	$428,104

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	84	51	30	—	329,448	—	329,613	1,435	331,048
Offering costs	—	—	—	—	(5,046)	—	(5,046)	—	(5,046)
Distribution reinvestment	—	—	—	—	549	—	549	—	549
Common shares redeemed	—	—	—	(135)	(270,713)	—	(270,848)	—	(270,848)
Net income	—	—	—	—	—	11,856	11,856	3,786	15,642
Distributions on common shares ($1.202 gross per share)	—	—	—	—	—	(33,931)	(33,931)	—	(33,931)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,597)	(6,597)
Balance at September 30, 2025	$92	$114	$30	$67	$495,557	$(126,935)	$368,925	$59,179	$428,104

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at June 30, 2024	$8	$63	$—	$202	$441,318	$(89,908)	$351,683	$63,960	$415,643
Net Income	—	—	—	—	—	5,331	5,331	1,151	6,482
Distributions on common shares ($0.463 gross per share)	—	—	—	—	—	(12,632)	(12,632)	—	(12,632)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,775)	(3,775)
Balance at September 30, 2024	$8	$63	$—	$202	$441,318	$(97,209)	$344,382	$61,336	$405,718

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2023	$8	$63	$—	$202	$441,318	$(79,383)	$362,208	$65,856	$428,064
Net Income	—	—	—	—	—	18,906	18,906	3,261	22,167
Distributions on common shares ($1.345 gross per share)	—	—	—	—	—	(36,732)	(36,732)	—	(36,732)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,781)	(7,781)
Balance at September 30, 2024	$8	$63	$—	$202	$441,318	$(97,209)	$344,382	$61,336	$405,718

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Cash Flows (unaudited)

(Dollars in thousands)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$15,642	$22,167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,322	26,426
Straight-line rent adjustment	(6,952)	(7,068)
Amortization of above / (below) market lease intangibles	(111)	(87)
Amortization of deferred financing costs	1,951	1,885
Performance participation allocation	1,435	—
Net gain on sales of real estate	—	(319)
Changes in assets and liabilities:
(Increase)/decrease in other assets	(9,802)	350
Increase/(decrease) in due to affiliates	2,589	(57)
Increase (decrease) in accounts payable and accrued expenses	7,059	(233)
Increase/(decrease) in other liabilities	1,738	(1,050)
Net cash provided by operating activities	$39,871	$42,014

Cash flows from investing activities
Proceeds from real estate sold	$9	$11,364
Acquisition of real estate	(83,402)	—
Net cash (used in)/provided by investing activities	$(83,393)	$11,364

Cash flows from financing activities:
Proceeds from issuance of common shares	$66,679	$—
Redemptions of common stock	(270,611)	—
Subscriptions received in advance	13,495	—
Payment of distributions to common shares	(29,327)	(36,732)
Payment of distributions to non-controlling interests	(6,597)	(7,781)
Borrowings under affiliated line of credit	7,750	—
Borrowings under revolving credit facility	61,302	39,267
Repayment of revolving credit facility	(100,375)	(38,274)
Borrowings under aggregation facility	51,875	—
Repayment of mortgage notes	(1,413)	(9,333)
Deferred financing costs	(962)	(5)
Net cash used in financing activities	$(208,184)	$(52,858)

Net change in cash and cash equivalents and restricted cash	$(251,706)	$520

Cash and cash equivalents and restricted cash, beginning of period	266,470	2,416
Effects of currency translation on cash and cash equivalents, and restricted cash	(509)	(266)
Cash and cash equivalents and restricted cash, end of period	$14,255	$2,670

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$559	$2,469
Restricted cash	13,696	201
Total cash and cash equivalents and restricted cash	$14,255	$2,670

Supplemental disclosures:
Interest paid	$28,640	$29,518
Cash paid for income taxes	$2	$—

Non-cash financing activities:
Accrued distributions	$4,055	$—
Accrued redemptions	$237	$—
Offering costs due to affiliate	$4,419	$—
Other offering costs payable	$627	$—
Distribution reinvestment	$549	$—
Class E OP units	$1,435	$—
Common shares issued with subscriptions received in advance	$262,934	$—

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

As of September 30, 2025, the Company owned 169 properties leased to 34 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

In connection with the Formation Transactions, NM Fund I contributed 100% of the outstanding common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio. As the contribution of 100% of NM Fund I’s interest in the Seed Portfolio to the Company qualifies as a transaction between parties under a common control in accordance with ASC 805-50, the unaudited consolidated Balance Sheets of Seed Portfolio and the Company as of December 31, 2024, have been presented on a combined basis. The Company concluded that the Predecessor and the Seed Portfolio’s financial statements are to be reflected at historical carryover basis in the unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the three and nine months ended September 30, 2025 include our consolidated accounts. The accompanying financial statements for the three and nine months ended September 30, 2024 include the consolidated accounts of the Predecessor. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent company.

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2025 and September 30, 2024.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Depreciation or
	Depreciation or Amortization	Amortization Range (in
Building and Intangibles	Basis	years)
Building	Useful life of building	19-46
Building improvements	Useful life of improvements	5-40
Tenant improvement allowance	Shorter of useful life or life of lease	11-22
Lease costs	Life of lease	11-22
Legal and marketing costs	Life of lease	11-22
Above or below market lease value	Life of lease	11-22
Lease in place value	Life of lease	11-22

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

The Company concluded that all sale-leaseback transactions qualified as sales under the applicable accounting standards, with control of the assets being effectively transferred to the buyers. The Company did not complete any sale-leaseback transactions for the three and nine months ended September 30, 2025 and September 30, 2024.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2025 and December 31, 2024.

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

Restricted Cash

As of September 30, 2025 and December 31, 2024, the restricted cash balance of $13,696 and $263,135, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the October 1, 2025 effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

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

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company does not separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $65,831 and $58,878 as of September 30, 2025 and December 31, 2024, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facility was $12,108 and $13,098, respectively, which was net of accumulated amortization of $9,538 and $8,104, as of September 30, 2025 and December 31, 2024, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $701 and $709 for the three months ended September 30, 2025 and September 30, 2024, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations. Amortization of deferred financing costs was $1,951 and $1,885 for the nine

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

months ended September 30, 2025 and September 30, 2024, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations.

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

The basic and diluted EPS for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.14	$0.14	$0.20	$0.20
Class F	$0.11	$0.11	$0.20	$0.20
Class I	$0.09	$0.09	$—	$—
Class E	$0.21	$0.21	$0.20	$0.20

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.40	$0.40	$0.69	$0.69
Class F	$0.33	$0.33	$0.69	$0.69
Class I	$0.26	$0.26	$—	$—
Class E	$0.62	$0.62	$0.69	$0.69

Segment Information

The Company leases its net-lease properties primarily to middle market industrial tenants and reports its business as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company’s current portfolio of net-lease properties and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. Given the triple-net nature of the leases, all expenses categories presented on the Consolidated Statement of Operations are significant.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Income Taxes

The Company has elected and is qualified to be taxed as a REIT, as it complies with the related provisions under the Code, as amended. Accordingly, the Company generally is not and will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its shareholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. Application of tax laws and regulations to various types of transactions is susceptible to varying interpretations. Therefore, amounts reported in the financial statements could be changed at a later date upon final determination by the taxing authorities. No such examinations by taxing authorities are presently in process.

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months and nine months ended September 30, 2025 and September 30, 2024, no such amounts were recognized. The tax years ending on December 31, 2022 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

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

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant, sponsor backed net-leased industrial real estate properties. As of September 30, 2025, the Company owned 169 properties across 35 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 34 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Real estate activity, is composed of the following:

	September 30, 2025	December 31, 2024
Buildings and improvements	$1,234,529	$1,167,389
Land and land improvements	189,040	176,349
Total	1,423,569	1,343,738
Accumulated depreciation	(163,499)	(139,543)
Investments in real estate, net	$1,260,070	$1,204,195

Acquisitions

On September 4, 2025, the Company acquired a biorepository portfolio for an aggregate purchase price of approximately $83.4 million, including closing costs. The acquisition expands the Company’s portfolio by four properties and 316,268 square feet. This acquisition is classified as an asset acquisition under ASC 805-50. The purchase price was allocated on a relative fair value basis as follows: approximately $12.7 million to land, $67.1 million to buildings, $7.1 million to intangible assets, and ($3.5) million to intangible liabilities. The acquisition marks the first acquisition since the completion of the Formation Transactions. The Company did not acquire any properties during the three and nine months ended September 30, 2024.

Dispositions

Dispositions during the periods set forth below are as follows:

Nine Months Ended
	September 30, 2025			September 30, 2024
	Number of	Net	Net	Number of	Net	Net
	properties	proceeds	gain	properties	proceeds	gain
Industrial properties	—	$—	$—	1	$11,234	$319

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	September 30, 2025
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$54,690	$(14,248)	$40,442	16.2
Above-market lease	121	(25)	96	22.3
Other lease intangibles	1,356	(291)	1,065	19.3
Total intangible assets	$56,167	$(14,564)	$41,603	16.3

Intangible liabilities
Below-market leases	$5,169	$(664)	$4,505	12.6
Total intangible liabilities	$5,169	$(664)	$4,505	12.6

	December 31, 2024
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(11,936)	$35,636	16.8
Above-market lease	121	(21)	100	22.3
Other lease intangibles	1,432	(314)	1,118	19.1
Total intangible assets	$49,125	$(12,271)	$36,854	16.9

Intangible liabilities
Below-market leases	$1,613	$(548)	$1,065	13.1
Total intangible liabilities	$1,613	$(548)	$1,065	13.1

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the three months ended September 30, 2025 and September 30, 2024 was $750 and $726, of which $803 and $755 was included in depreciation and amortization and ($53) and ($29) was included in rental revenue, respectively. Amortization expense for the nine months ended September 30, 2025 and September 30, 2024 was $2,201 and $2,177, of which $2,312 and $2,264 was included in depreciation and amortization and ($111) and ($87) was included in rental revenue, respectively.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place lease	Above-market	Other lease	Below-market lease
	assets	lease asset	intangible assets	liabilities
2025 (Remaining)	$900	$2	$18	$103
2026	3,600	6	71	413
2027	3,600	6	71	413
2028	3,600	6	71	413
2029	3,600	6	71	413
Thereafter	25,142	70	763	2,750
Total	$40,442	$96	$1,065	$4,505

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

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$656,735	$670,211
Intangible assets, net	28,021	29,760
Cash and cash equivalents	318	1,515
Other assets	51,716	36,613
Total assets	$736,790	$738,099
Liabilities
Mortgages payable, net	$496,967	$496,907
Accounts payable and accrued expenses	13,002	1,543
Intangibles liabilities	485	536
Due (from)/to affiliates	11	65
Other liabilities	1,449	1,432
Total liabilities	$511,914	$500,483

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

Financial Assets and Liabilities Measured at Fair Value

Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuations from the Royal Bank of Canada and are classified as level II in the fair value hierarchy. The valuation of these contracts is determined using a discounted cash

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk. The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2025		December 31, 2024
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$(37)	$—	$—	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

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

	As of September 30, 2025		As of December 31, 2024
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Mortgages payable, net	$815,086	$750,335	$815,523	$728,030
Revolving credit facility	48,433	48,433	88,000	88,000
Aggregation facility	51,875	51,875	—	—
Affiliate line of credit	7,750	7,750	—	—
Total	$923,144	$858,393	$903,523	$816,030

Note 7. Debt

Mortgage Loans Payable

Mortgage loans payable are secured by the properties on which the debt was placed and are considered nonrecourse debt. The Company was in compliance with all of its debt covenants related to its mortgage loans payable as of September 30, 2025 and December 31, 2024. Fixed-rate mortgage loans payable are composed of the following as of September 30, 2025 and December 31, 2024:

	Weighted average	Weighted average
	contractual	maturity	Principle Balance Outstanding
Indebtedness	interest rate	dates	September 30, 2025	December 31, 2024
Mortgages	3.96%	1/21/2030	$826,700	$828,621
Deferred financing activities			(11,614)	(13,098)
Mortgages payable, net			$815,086	$815,523

Affiliated Lines of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The following table provides details as of September 30, 2025 and December 31, 2024:

		Total Amount Outstanding
Entity	Interest Rate	September 30, 2025	December 31, 2024
NEWLEASE Operating Partnership LP	Variable (1)	$7,750	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for nine months ended September 30, 2025 was 6.68%.

On March 26, 2025, NEWLEASE entered into a committed revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a committed credit facility in a maximum aggregate principal amount of $95,000 (the “Committed Line of Credit”). The Committed Line of Credit had an effective date of May 2, 2025, and a maturity date of the earlier of (a) June 30, 2026 and (b) the refinancing by a third party of the existing City National Bank facility that matures in July 2025. Borrowings under the Committed Line of Credit bore interest at a rate equal to Daily SOFR plus 2.35%. The Committed Line of Credit contained customary events of default. With signing of the City National Bank facility refinancing, the Committed Line of Credit with NM Partners Manager Holdings, L.P. of $95,000 matured on July 25, 2025.

Revolving Lines of Credit

The Company has a revolving loan with City National Bank. The original loan, dated November 22, 2022, was for $86,000. The Company increased its available credit by $2,000 on June 28, 2023. The Company amended the existing facility with City National Bank in May 2025 to extend the maturity date. On July 1, 2025 the Company signed the seventh amendment to the City National facility which decreased its available credit to $65,000 and extended the maturity date to July 31, 2025. The extension was necessary to provide time to negotiate a longer-term facility. On July 25, 2025, the Company signed the eighth amendment to the City National facility, which reduced its available credit to $55,000 and extended the maturity date to July 25, 2028. The following table provides details as of September 30, 2025 and December 31, 2024:

	Total Amount Outstanding
Indebtedness	September 30, 2025	December 31, 2024
Revolving credit facility(1)	$48,927	$88,000
Deferred financing costs	(494)	—
Revolving credit facility, net	$48,433	$88,000
(1)

The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for nine-month period ended September 30, 2025 was 7.08% and the weighted average interest rate for nine months ended September 30, 2024 was 7.65%.

Aggregation Facility

On August 5, 2025, the Company entered into a loan agreement (the “Loan Agreement”) with New Mountain Net Lease Partners II, L.P., a private fund advised by New Mountain (“NMNL II”), as co-borrower, and Goldman Sachs Bank USA, as lender, which provided for an uncommitted revolving aggregation facility with a maximum aggregate principal amount of $300,000 (the “Aggregation Facility”). The Aggregation Facility includes an initial maturity date on August 30, 2026, and two one-year extensions. The Company intends to use the Aggregation Facility to acquire net lease properties. The Aggregation Facility is cross-collateralized by properties contributed by each NMNL II and the Company, but each of the Company and NMNL II retains independent ownership of the assets it contributes to the Aggregation Facility. In addition, the Company provided a limited guarantee, which may become full recourse to the Company upon the occurrence of certain events as described in the Loan Agreement.  In connection with the Aggregation Facility, the Company and NMNL II entered into an intercreditor agreement that is intended to allocate liabilities relating to the Aggregation Facility in proportion to the assets each party finances using the Aggregation Facility, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of September 30, 2025, the Aggregation Facility had an outstanding principal amount of $139,654, of which $87,779 related to properties contributed by NMNL II and the remaining related to properties contributed by the Company, as set forth below.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Total Amount Outstanding
Indebtedness	September 30, 2025	December 31, 2024
Aggregation facility(1)	$51,875	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.60%. The weighted average interest rate for nine-month period ended September 30, 2025 was 6.89%.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and revolving credit facilities are as follows:

2025 (Remaining)	$1,100
2026	85,178
2027	64,751
2028	218,899
2029	200,565
2030	43,839
Thereafter	320,920
Unamortized deferred loan costs	(12,108)
$923,144

Note 8. Derivative Contracts

The Company uses interest rates swaps to minimize risk associated with floating rate debt. Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuation models from the Royal Bank of Canada and are classified as level II in the fair value hierarchy. The fair value of the swaps is classified as other assets on the Company’s Consolidated Balance Sheets. Changes in fair value are recognized on the Company’s Consolidated Statements of Operations under net change in unrealized depreciation on derivative swaps. The following tables provide details related to derivatives:

					Fair value
	Notional			Expiration	September	December
	Amount	Rate	Index	date	30, 2025	31, 2024
Interest rate swap contracts	$10,000	3.64%	SOFR	8/1/2027	$(37)	$—

Three Months Ended
Change in unrealized
	appreciation (depreciation)		Realized gain (loss)
	September	September	September	September
	30, 2025	30, 2024	30, 2025	30, 2024
Interest rate swap contracts	$(37)	$(1,014)	$—	$(90)

Nine Months Ended
Change in unrealized
	appreciation (depreciation)		Realized gain (loss)
	September	September	September	September
	30, 2025	30, 2024	30, 2025	30, 2024
Interest rate swap contracts	$(37)	$(468)	$—	$(90)

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative contract counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives and forward contracts and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted in order to create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty. However, bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy, insolvency or other events. In addition, certain ISDA Master Agreements allow counterparties to OTC derivatives to terminate derivative contracts prior to maturity in the event the Company’s net asset value declines by a stated percentage or the Company fails to meet the terms of its ISDA Master Agreements, which would cause the Company to accelerate payment of any net liability owed to the counterparty.

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

All lease-related income is reported as a single line item, Rental revenue, in the Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Base rent(1)	$24,891	$24,378	$73,609	$72,987
Straight-line rent	2,293	1,475	6,952	7,068
Variable lease payments(2)	375	299	1,051	789
Amortization of (above) / below market lease value	52	29	111	87
	$27,611	$26,181	$81,723	$80,931
(1)	Base rent consists of fixed lease payments.
(2)	Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Annual future contractual base rents due to be received under non-cancelable operating leases in effect at September 30, 2025 are as follows:

2025 (Remaining)	$26,227
2026	106,113
2027	108,131
2028	110,192
2029	112,351
2030	114,506
Thereafter	1,095,278
$1,672,798

Concentration of Credit Risk

As of September 30, 2025, the Company’s portfolio is occupied by 34 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
PCI Pharma Services	$2,934	$2,877	$8,802	$8,630

Note 10. Income Taxes

The Company intends to elect to be a REIT under the applicable provisions of the Code, commencing with the filing of its initial year 2025 tax return for its tax year ending December 31, 2025. The Predecessor elected and qualified to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018, through the year ended December 31, 2024. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended September 30, 2025, the Company incurred current income tax expense of $4 related to state income tax. For the nine months ended September 30, 2025, the Company incurred current income tax expense of $37 related to state income tax and current income tax benefit of $(16) related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

Note 11. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	September 30, 2025	December 31, 2024
Accrued management fee	$801	$—
Performance participation allocation	925	—
Advanced organization and offering costs	4,522	—
Accrued interest – affiliated line of credit	391	—
Fees for services provided by the Adviser	557	—
Other advanced expenses	733	294
Total	$7,929	$294

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

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash and Class E OP units. During the three months ended September 30, 2025 and September 30, 2024, the Company incurred management fee expenses of $1,181 in cash and zero in Class E OP units. During the nine months ended September 30, 2025 and September 30, 2024, the Company incurred management fees of $3,220 in cash and $75 in Class E OP units and zero, respectively. Management fees paid in OP units are considered a non-cash expense.

During the three months ended September 30, 2025 and September 30, 2024, the Company issued zero units to the Adviser as payment for management fees. During the nine months ended September 30, 2025 and September 30, 2024, the Company has issued $75 and zero units to the Adviser as payment for management fees. The portion of management fees paid in Class E OP units issued on April 1, 2025 were subsequently repurchased. Management fees of $801 and zero were accrued and unpaid as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Adviser submitted zero and $75 shares for repurchase, respectively.

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

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP units. During the three months ended September 30, 2025 and September 30, 2024, the Company incurred performance participation allocation of $925 and zero, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company incurred performance participation allocation of $2,360 and zero, respectively. Performance participation allocation paid in OP units are considered a non-cash expense.

As of September 30, 2025, the Company accrued $925 for performance participation allocation expense, which was paid in the form of 45,469 Class E OP units effective as of October 1, 2025 using the September 30, 2025 NAV. As of September 30, 2025, 71,255 Class E OP units were issued for performance participation allocation expenses. The Company did not have any performance participation allocation accrued as of December 31, 2024. During the three and nine months ended September 30, 2025, the Adviser submitted zero shares for repurchase.

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

Accrued interest – affiliated line of credit

The amount represents the interest accrued as of September 30, 2025 on an interest-bearing line of credit entered into with an affiliate of the Sponsor. Refer to Note 7 – Debt.

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

Note 12. Equity and Noncontrolling Interests

Formation transactions

On January 2, 2025, NEWLEASE completed a recapitalization transaction, pursuant to which NM Fund I completed the REIT Contribution, whereby it contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00. NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

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

The share classes have different management fees and performance participation allocation but the same economic and voting rights. See Note 11 for further details.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Common shares

The following table details the change in the Company’s common shares:

	Class A	Class F	Class I	Class E	Total
December 31, 2024	831,571	6,287,642	—	20,188,521	27,307,734
Common shares issued	8,336,793	5,097,512	3,005,075	42,501	16,481,881
Distribution reinvestment	—	23,886	3,569	—	27,455
Common shares repurchased	(9,348)	—	(12,494)	(13,518,890)	(13,540,732)
September 30, 2025	9,159,016	11,409,040	2,996,150	6,712,132	30,276,338

Share repurchases

Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares pursuant to our share repurchase plan, provided, that, subject to certain limited exceptions, holders of Class A shares and Class F shares (collectively, the “Anchor Shares”) may not submit Anchor Shares for repurchase until January 1, 2027. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business day as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Additionally, shareholders who have received our common shares in exchange for their Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such common shares.

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares on January 2, 2025. In addition, during the nine months ended September 30, 2025, the Company repurchased 3,729 Class E OP units and 12,494 Class I shares, respectively.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross and net distribution per share. Shareholders do not pay servicing fees.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table details the aggregate distributions declared for each share class for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.4008	$0.0000	$0.4008
Class F Common Shares	$0.4008	$0.0000	$0.4008
Class I Common Shares	$0.4008	$0.0000	$0.4008
Class E Common Shares	$0.4008	$0.0000	$0.4008

	Three Months Ended September 30, 2024
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$0.4626	$0.0000	$0.4626
Class F Common Shares	$0.4626	$0.0000	$0.4626
Class I Common Shares	$0.0000	$0.0000	$0.0000
Class E Common Shares	$0.4626	$0.0000	$0.4626

	Nine Months Ended September 30, 2025
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$1.2015	$0.0000	$1.2015
Class F Common Shares	$1.2015	$0.0000	$1.2015
Class I Common Shares	$1.2015	$0.0000	$1.2015
Class E Common Shares	$1.2015	$0.0000	$1.2015

	Nine Months Ended September 30, 2024
		Shareholder
	Gross Distribution	Servicing Fee	Net Distribution
Class A Common Shares	$1.3451	$0.0000	$1.3451
Class F Common Shares	$1.3451	$0.0000	$1.3451
Class I Common Shares	$0.0000	$0.0000	$0.0000
Class E Common Shares	$1.3451	$0.0000	$1.3451

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

Non-controlling interests

Non-controlling interests represent interests in the Company’s investments held by an affiliate of New Mountain through a joint venture and Class E OP units. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment. As of September 30, 2025, 71,255 Class E OP units were issued for performance participation allocation expenses. See Note 11 – Related and Affiliated Party Transactions, for further details of the performance participation allocation.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Share-based compensation

On January 2, 2025, each of the four independent trustees of the board were awarded 1,250 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 and $75 of compensation expense as “General and administrative” on the Consolidated Statement of Operations for the three and nine months ended September 30, 2025, respectively, related to these awards. The Company did not incur share-based compensation expense for the three and nine months ended September 30, 2024.

Note 13. Earnings Per Share

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

	September 30, 2025	September 30, 2024
Net income	$15,642	$22,167
Net income attributable to non-controlling interest	(3,786)	(3,261)
Net income attributable to NEWLEASE shareholders	$11,856	$18,906
Weighted average number of common shares outstanding – basic	28,203,631	27,307,734
Weighted average number of common shares outstanding – dilutive	28,239,491	27,307,734

Note 14. Commitments and Contingencies

Litigation and regulatory matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Indemnifications

In the normal course of business, the Company and its subsidiaries enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of his performance of activities of the Company, provided they acted in good faith.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company and its subsidiaries are also party to an intercreditor agreement with NMNL II that governs the allocation of rights, obligations, and indemnification responsibilities among the borrower entities and related guarantors that are party to the Aggregation Facility.

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

Note 15. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on October 1, 2025 and November 1, 2025, the Company sold an aggregate of 675,255 and 618,859, respectively, of its common shares at the most recently determined net asset value per share for aggregate consideration of approximately $13,495 and $12,368, respectively. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	—	$—
Class F Common Shares	126,174	$2,525
Class I Common Shares	1,167,740	$23,338
Class E Common Shares	—	$—

Acquisitions

On October 17, 2025, the Company acquired an advanced medical manufacturing asset for an aggregate purchase price of approximately $43 million. The acquisition expands the Company’s portfolio by one property and 128,745 square feet.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

●	Changes in interest rates;
●	Inflation;
●	Unexpected market movements;
●	A slowdown or contraction of the economy;
●	Legislative or regulatory developments (including the potential impact of a prolonged government shutdown);
●	Errors in strategy execution;
●	Acts of God and wars (including the war in Ukraine and the conflict and tensions in the Middle East); and
●	Other asset-level developments, including the risk factors described in “Item 1A. Risk Factors.”

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

As of September 30, 2025, we received net proceeds of $329.6 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units. The Operating Partnership has primarily used the proceeds to make investments in real estate. The Company intends to continue selling shares on a monthly basis.

Results of Operations of the Company

Q3 2025 Operating Highlights

Distributions

●	Declared net distributions totaling $11,860 for the three months ended September 30, 2025. The following table details the Company’s total return:

	Class A	Class F	Class I	Class E
	Shares	Shares	Shares	Shares
Annualized Distribution Rate(1)	8.0%	8.0%	8.0%	8.0%
Total Return(2)	6.5%	6.2%	6.0%	7.7%
(1)	The annualized distribution rate is calculated by annualizing the current month’s distribution, divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	The total return is calculated as the change in NAV per share plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan. We believe total return is a useful measure of our overall performance.

Investment Activity

●	Acquired four properties totaling approximately 316,268 square feet during the three months ended September 30, 2025. The properties were acquired for an aggregate purchase price of approximately $83.4 million, including closing costs.

Capital Activity and Financing Activity

●	We raised proceeds of 36,680 from the sale of our common shares during the three months ended September 30, 2025.
●	During the three months ended September 30, 2025, we borrowed $43,052 and paid down $47,704 on our revolving loan with City National Bank. Additionally, we borrowed $51,875 under the Aggregation Facility with Goldman Sachs.

Overall Portfolio

As of September 30, 2025, our portfolio consisted of 169 industrial properties leased to 34 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of September 30, 2025:

1	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the forward 12 months cash rent based on in place rent agreements as of September 30, 2025, excluding tenant recoveries, straight- line rent, and above- market and below- market lease amortization.

Portfolio Overview

The following table provides information regarding the portfolio as of September 30, 2025:

	Number of	Acquisition	Ownership
Location	Properties	Date(1)	Percentage	Occupancy	Square Feet
Various	5	Oct-19	80%	100%	1,356,188
Gainesville, FL	8	Mar-22	100%	100%	444,793
Yaphank, NY	1	Mar-21	80%	100%	491,200
Various	4	Oct-18	70%	100%	951,651
Various	17	Aug-22	100%	100%	597,209
Various	6	Jun-18	50%	100%	1,790,587
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Various	24	Dec-21	80%	100%	606,967
Various	4	Mar-20	100%	100%	451,920
Various	3	Nov-21	80%	100%	861,600
Various	4	Aug-21	100%	100%	972,499
Various	3	Nov-20	80%	100%	639,162
Various	21	Dec-18	100%	100%	539,369
Various	3	Aug-21	80%	100%	183,797
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	3	Jun-21	100%	100%	465,895
Various	4	Dec-21	100%	100%	394,658
Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Various	6	Jun-18	100%	100%	96,444
Various	4	Sep-21	100%	100%	332,681
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	5	Jul-19	100%	100%	438,407
Denver, PA	1	Sep-20	100%	100%	197,300
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Bristol, PA	1	May-21	100%	100%	49,534
London, Ontario	1	Mar-20	100%	100%	340,414
Chicago Height, IL	1	Sep-20	100%	100%	184,530
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
St. Louis, MO	2	Jun-19	100%	100%	64,609
Sterling, VA	4	Sep-25	100%	100%	316,268
(1)	For investments acquired in connection with the completion of the Formation Transactions on January 2, 2025, the “Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of September 30, 2025.

				% of Total
	Number of	Number of	Annualized Base	Annualized Base	% of Total Square
Year	Expiring Leases	Properties	Rent(1)	Rent Expiring	Feet Expiring
2025 (Remaining)	0	0	$0.0	0.0%	0.0%
2026	0	0	$0.0	0.0%	0.0%
2027	0	0	$0.0	0.0%	0.0%
2028	0	0	$0.0	0.0%	0.0%
2029	0	0	$0.0	0.0%	0.0%
2030	0	0	$0.0	0.0%	0.0%
2031	0	0	$0.0	0.0%	0.0%
2032	4	4	$3.7	4.1%	4.4%
2033	1	1	$1.1	1.2%	0.4%
Thereafter	36	164	$85.3	94.7%	95.2%
Total	41	169	$90.1	100%	100%
(1)	Annualized base rent is determined by reference to the Company’s pro rata share of the September 30, 2025 base rent, and is based on in place lease agreements as of September 30, 2025 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended September 30		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$27,611	$26,181	$1,430
Total revenues	27,611	26,181	1,430
Expenses
Property operating expense	92	43	49
Depreciation and amortization	8,893	8,793	100
Management fee	1,181	—	1,181
Performance participation allocation	925	—	925
General and administrative	1,070	(437)	1,507
Organizational costs	(48)	—	(48)
Total expenses	12,113	8,399	3,714
Other (expense)/income
Interest expense	(10,244)	(10,537)	293
Other income	—	181	(181)
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	201	(86)	287
Net change in unrealized depreciation on derivative swaps	(37)	(1,014)	977
Net realized gain on sales of real estate	—	319	(319)
Net realized loss on financial instruments	—	(79)	79
Total other (expense)/income	(10,080)	(11,216)	1,136
Net income before income tax expense	5,418	6,566	(1,148)
Income tax expense	(4)	(84)	80
Net income	5,414	6,482	(1,068)
Net income attributable to non-controlling interests	(1,238)	(1,151)	(87)
Net income attributable to the Company’s shareholders	$4,176	$5,331	$(1,155)

Comparison of the three months ended September 30, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $27,611 for the three months ended September 30, 2025, an increase of $1,430, or 5.5%, compared to $26,181 for the three months ended September 30, 2024. This increase was primarily attributed to the acquisition of four properties in 2025, offset by the sale of two properties during the year ended December 31, 2024.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $92 for the three months ended September 30, 2025, an increase of $49, or 114%, compared to $43 for the three months ended September 30, 2024. This increase was primarily driven by higher property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $8,893 for the three months ended September 30, 2025, an increase of $100, or 1.1%, compared to $8,793 for the three months ended September 30, 2024. The increase was attributable to additional depreciation and amortization from properties acquired in September 2025, offset by the sale of two properties in 2024.

Management fee – Management fee was $1,181 for the three months ended September 30, 2025, an increase of $1,181, from zero for the three months ended September 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $925 for the three months ended September 30, 2025, an increase of $925, from zero for the three months ended September 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $1,070 for the three months ended September 30, 2025, an increase of $1,507, or 344.9%, from ($437) for the three months ended September 30, 2024, primarily as a result of higher costs associated with public reporting obligations. The negative expense for the three months ended September 30, 2024, resulted from the reclassification of transaction cost adjustments upon the sale of an asset.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees and incorporation fees, and was ($48) for the three months ended September 30, 2025, and zero for the three months ended September 30, 2024. The ($48) recognized during the three months ended September 30, 2025, represents a refund received related to a prior organizational cost invoice that had been previously paid.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facilities and was $10,244 for the three months ended September 30, 2025, a decrease of $293, or 2.8%, from $10,537 for the three months ended September 30, 2024. The decrease is primarily due to lower debt associated with the sale of two properties during the year ended December 31, 2024, offset by additional debt for the acquisition of new properties in 2025.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements, fees related to sale transactions, and title company refunds and was zero for the three months ended September 30, 2025, a decrease of $181, or 100%, from $181 for the three months ended September 30, 2024. The 2024 income was related to transaction fees associated with the sale of the Predecessor’s sole property in Mexico. There have been no lease amendments or sales in 2025.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $201 for the three months ended September 30, 2025, an increase of $287, from ($86) for the three months ended September 30, 2024. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized depreciation on derivative swaps – Net change in unrealized depreciation on derivative swaps is comprised of unrealized depreciation in the fair market value of certain derivatives and was $37 for the three months ended September 30, 2025, a decrease of $977, compared to $1,014 for the three months ended September 30, 2024. NEWLEASE entered into an interest rate swap in August 2025.

Net realized gain on sales of real estate – Net realized gain on sales of real estate was zero for the three months ended September 30, 2025, compared to a gain of $319 for the three months ended September 30, 2024. The 2024 gain is related to the sale of the Predecessor’s sole asset in Mexico.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the three months ended September 30, 2025, compared to a loss of $79 for the three months ended September 30, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $4 for the three months ended September 30, 2025, a decrease of $80, from $84 for the three months ended September 30, 2024. The decrease primarily reflects the timing of expense recognition.

	Nine Months Ended September 30		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$81,723	$80,931	$792
Total revenues	81,723	80,931	792
Expenses
Property operating expense	387	126	261
Depreciation and amortization	26,322	26,426	(104)
Management fee	3,295	—	3,295
Performance participation allocation	2,360	—	2,360
General and administrative	2,599	885	1,714
Organizational costs	103	—	103
Total expenses	35,066	27,437	7,629
Other (expense)/income
Interest expense	(30,663)	(31,246)	583
Other income	2	431	(429)
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(296)	252	(548)
Net change in unrealized depreciation on derivative swaps	(37)	(468)	431
Net realized gain on sales of real estate	—	319	(319)
Net realized loss on financial instruments	—	(82)	82
Total other (expense)/income	(30,994)	(30,794)	(200)
Net income before income tax expense	15,663	22,700	(7,037)
Income tax expense	(21)	(533)	512
Net income	15,642	22,167	(6,525)
Net income attributable to non-controlling interests	(3,786)	(3,261)	(525)
Net income attributable to the Company’s shareholders	$11,856	$18,906	$(7,050)

Comparison of the nine months ended September 30, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $81,723 for the nine-month period ended September 30, 2025, an increase of $792, or 1.0%, compared to $80,931 for the nine-month period ended September 30, 2024. This increase was primarily attributed to the acquisition of four properties in 2025, offset by the sale of two properties during the year ended December 31, 2024.

Property operating expense – Property operating expense is comprised of primarily of insurance and taxes, and was $387 for the nine-month period ended September 30, 2025, an increase of $261, or 207%, compared to $126 for the nine-month period ended September 30, 2024. This increase was primarily driven by higher property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $26,322 for the nine-month period ended September 30, 2025, a decrease of $104, or 0.4%, compared to $26,426 for the nine-month period ended September 30, 2024. The decrease was primarily due to the sale of two properties during the year ended December 31, 2024, and a reduction in the depreciation and amortization associated with those properties, partially offset by an acquisition in September 2025.

Management fee – Management fee was $3,295 for the nine-month period ended September 30, 2025, an increase of $3,295, from zero for the nine-month period ended September 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $2,360 for the nine-month period ended September 30, 2025, an increase of $2,360, from zero for the nine-month period ended September 30, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $2,599 for the nine-month period ended September 30, 2025, an increase of $1,714, or 193.7%, from $885 for the nine-month period ended September 30, 2024, primarily as a result of higher costs associated with public reporting obligations.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees, and incorporation fees, and was $103 for the nine-month period ended September 30, 2025, and zero for the nine-month period ended September 30, 2024.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio and our credit facilities and was $30,663 for the nine-month period ended September 30, 2025, a decrease of $583, or 1.9%, from $31,246 for the nine-month period ended September 30, 2024. The decrease is primarily due to lower debt associated with the sale of two properties during the year ended December 31, 2024, offset by higher borrowing costs of the variable rate credit facilities in 2025 due to the termination of an interest rate swap in September 2024 and additional debt for the acquisition of new properties in 2025.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements, fees related to sale transactions, and title company refunds and was $2 for the nine-month period ended September 30, 2025, a decrease of $429, or 99.5%, from $431 for the nine-month period ended September 30, 2024. The 2024 income was related to a lease amendment fee paid by a tenant to amend their lease to allow for additional sublease rights and a transaction fee associated with the sale of the Predecessor’s sole property in Mexico. There have been no lease amendments or sales in 2025.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was ($296) for the nine-month period ended September 30, 2025, a decrease of $548, from $252 for the nine-month period ended September 30, 2024. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized depreciation on derivative swaps – Net change in unrealized depreciation on derivative swaps is comprised of unrealized depreciation in the fair market value of certain derivatives and was $37 for the nine-month period ended September 30, 2025, a decrease of $431, compared to $468 for the nine-month period ended September 30, 2024. NEWLEASE entered into an interest rate swap in August 2025.

Net realized gain on sales of real estate - Net realized gain on sales of real estate was zero for the nine months ended September 30, 2025, compared to a gain of $319 for the nine months ended September 30, 2024. The 2024 gain is related to the sale of the Predecessor’s sole asset in Mexico.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the nine-month period ended September 30, 2025, compared to a loss of $82 for the nine-month period ended September 30, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $21 for the nine-month period ended September 30, 2025, a decrease of $512, from $533 for the nine-month period ended September 30, 2024, primarily as a result of the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2025 (dollars are in thousands):

Components of NAV	September 30, 2025
Investments in real estate, net	$665,281
Cash and cash equivalents	13,730
Other assets	8,278
Derivative liability	(37)
Revolving credit facility	(48,318)
Affiliated line of credit	(7,732)
Subscriptions received in advance	(13,463)
Distribution and redemption payable	(4,282)
Due to affiliate	(1,076)
Management fee payable	(801)
Accrued performance participation allocation	(925)
Accounts payable and accrued expenses	(1,622)
Net Asset Value	$609,033
Number of outstanding shares/units	30,276,338

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of September 30, 2025:

					Third-
					Party
					Operating
	Class A	Class F	Class I	Class E	Partnership
NAV Per Share	Shares	Shares	Shares	Shares	Units	Total
Net asset value	$184,118	$228,548	$59,907	$136,460	$—	$609,033
Number of outstanding shares	9,159,016	11,409,040	2,996,150	6,712,132	—	30,276,338
NAV per share as of September 30, 2025	$20.10	$20.03	$19.99	$20.33	$—

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2025.

Capitalization Rate
Industrial	6.40%

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

Increase
(Decrease) to
the NAV of
	Hypothetical	Real
Input	Change	Properties
Capitalization Rate	0.25% decrease	+4.06%
(weighted average)	0.25% increase	(3.76)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV:

September 30, 2025
Shareholders’ equity	$428,104
Non-controlling interest	(59,179)
Total partners’ capital under GAAP	368,925
Adjustments:
Accrued organization and offering costs	5,148
Net unrealized real estate appreciation	132,048
Net unrealized depreciation on derivative swaps	(37)
Accumulated depreciation and amortization under GAAP	157,708
Straight-line rent	(54,759)
NAV	$609,033

The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital to our NAV:

●	The Adviser agreed to advance certain organization and offering costs on our behalf through the Anniversary Date. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following January 2, 2026. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
●	For the purpose of calculating NAV, properties are valued at fair market value, as determined by the Adviser.
●	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization expenses are not recorded for purposes of calculating our NAV.
●	We recognize rental revenue on a straight-line basis for all leases that have fixed rental revenue under GAAP. Such straight-line adjustments are excluded for purposes of calculating NAV.

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the nine months ended September 30, 2025:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
April 30, 2025	0.1336	0.1336	0.1336	0.1336
May 31, 2025	0.1336	0.1336	0.1336	0.1336
June 30, 2025	0.1336	0.1336	0.1336	0.1336
July 31, 2025	0.1336	0.1336	0.1336	0.1336
August 31, 2025	0.1336	0.1336	0.1336	0.1336
September 30, 2025	0.1336	0.1336	0.1336	0.1336
Total	$1.2015	$1.2015	$1.2015	$1.2015

For the three and nine months ended September 30, 2025, we declared net distributions of $11,860 and $33,931, respectively. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the three and nine months ended September 30, 2025:

	Three Months Ended		Nine Months Ended
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$11,340	95.6%	$33,382	98.4%
Reinvested in shares	520	4.4%	549	1.6%
Total distributions	$11,860	100%	$33,931	100%
Sources of Distributions
Cash flows from operating activities	$14,979	100%	$39,871	100%
Offering proceeds paid	—	—	—	—
Total sources of distributions	$14,979	100%	$39,871	100%
Funds from operations(1)	$11,831	—	$34,463	—
(1)	See “Funds from Operations” below for a description of funds from operations, the reconciliation to GAAP net income attributable to shareholders, and for considerations on how to review these metrics.

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

The following tables reconcile net income of the Company to FFO and AFFO for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
Net income attributable to the Company’s shareholders	$4,176	$5,331
Adjustments to arrive at FFO:
Depreciation and amortization	8,893	8,793
Amount attributable to non-controlling interests for above adjustments	(1,238)	(1,247)
FFO attributable to the Company’s shareholders	11,831	12,877
Adjustments to arrive at AFFO:
Straight-line rental income	(2,293)	(1,475)
Amortization of (above) / below market lease value	(52)	(29)
Organizational costs	(48)	—
Management fee	—	—
Performance participation allocation	925	—
Transaction costs	—	(581)
Amortization of deferred financing costs	701	709
Net change in unrealized depreciation/(appreciation) on
investments related to foreign exchange fluctuations	(201)	86
Net change in unrealized appreciation on derivative
swaps	37	1,014
Amount attributable to non-controlling interests for above
adjustments	214	135
AFFO attributable to the Company’s shareholders	$11,114	$12,736

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net income attributable to the Company’s shareholders	$11,856	$18,906
Adjustments to arrive at FFO:
Depreciation and amortization	26,322	26,426
Amount attributable to non-controlling interests for above adjustments	(3,715)	(3,763)
FFO attributable to the Company’s shareholders	34,463	41,569
Adjustments to arrive at AFFO:
Straight-line rental income	(6,952)	(7,068)
Amortization of (above) / below market lease value	(111)	(87)
Organizational costs	103	—
Management fee	75	—
Performance participation allocation	2,360	—
Transaction costs	—	—
Amortization of deferred financing costs	1,951	1,885
Net change in unrealized depreciation/(appreciation) on
investments related to foreign exchange fluctuations	296	(252)
Net change in unrealized appreciation on derivative
swaps	37	468
Amount attributable to non-controlling interests for above
adjustments	687	481
AFFO attributable to the Company’s shareholders	$32,909	$36,996

Liquidity and Capital Resources

Liquidity

As of September 30, 2025, we had $559 of cash and cash equivalents, $48,817 of available credit, $39,871 of cash flows from operations for the nine months ended September 30, 2025, and we received $67,129 of incremental liquidity through the sale of our common shares for the nine months ended September 30, 2025. We may also generate additional liquidity through the sale of our real estate investments.

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

Capital Resources

As of September 30, 2025, our indebtedness included loans secured by our properties, unsecured lines of credit, the affiliated line of credit, and the Aggregation Facility. The following table is a summary of our indebtedness:

	Weighted Average	Weighted	Maximum	Principal Balance as of
Indebtedness	Interest Rate	Maturity Date	Facility Size	September 30, 2025	December 31, 2024
Mortgage notes and
credit facilities, net
Mortgages	3.96%	1/21/2030	$ NA	$826,700	$828,621
Revolving credit facility	S+2.75%(1)	7/25/2028	55,000	48,433	88,000
Deferred financing costs, net				(11,614)	(13,098)
Total mortgage notes
and credit facilities, net				863,519	903,523
Affiliated line of credit	S+2.35%(2)	12/31/2027	$50,000	7,750	—
Aggregation facility	S+2.60%(3)	8/30/2028(4)	NA	51,875	—
Total indebtedness				$923,144	$903,523
(1)	The revolving credit facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for nine months ended September 30, 2025 was 7.08%.
(2)	The affiliated line of credit interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for nine months ended September 30, 2025 was 6.68%.
(3)	The Aggregation Facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.60%. The weighted average interest rate for nine months ended September 30, 2025 was 6.89%.
(4)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.

On January 2, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares in each of its four classes of shares of its common shares (Class A, Class F, Class I, Class E). During the nine months ended September 30, 2025, the Company issued and sold the following shares to accredited investors in our private offering:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 2, 2025	8,215,703	4,893,015	500	42,500
February 1, 2025	17,500	70,000	30,000	—
March 1, 2025	25,013	3,003	108,108	—
April 1, 2025	24,938	8,487	454,716	—
May 1, 2025	28,693	10,240	267,651	—
June 1, 2025	19,960	6,288	447,052	—
July 1, 2025	4,988	65,852	350,765	—
August 1, 2025	—	7,912	529,323	—
September 1, 2025	—	56,101	821,029	—
Total	8,336,795	5,120,898	3,009,144	42,500

Cash Flows

Cash flows provided by operating activities were $39,871 for the nine months ended September 30, 2025 compared to $42,014 for the nine months ended September 30, 2024. The change in cash flows provided by operating activities was primarily due to an increase in other assets partially offset by an increase in accounts payable and accrued expenses.

Cash flows provided by (used in) investing activities were ($83,393) for the nine months ended September 30, 2025 compared to $11,364 for the nine months ended September 30, 2024. The change in cash flows used in investing activities was primarily due to real estate acquired in 2025 and real estate sold in 2024.

Cash flows used in financing activities were $208,184 for the nine months ended September 30, 2025 compared to $52,858 for the nine months ended September 30, 2024. The change in cash flows provided by financing activities was primarily due to subscriptions received in advance, redemptions of common stock, and additional debt for the purchase of new properties.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2025 and September 30, 2024.

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Significant accounting policies” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2025 (in thousands):

		Less than 1			More than 5
Obligation	Total	year	1-3 years	4-5 years	years
Indebtedness	$935,252	$3,560	$312,736	$287,601	$331,355
Organization and offering costs	5,148	772	2,059	2,059	258
Total	$940,400	$4,332	$314,795	$289,660	$331,613

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

As of September 30, 2025, our indebtedness was $923,144 consisting of mortgage notes, a revolving credit facility, an affiliated line of credit, and the Aggregation Facility. Our revolving credit facility, affiliated line of credit, and the Aggregation Facility are variable rate debt and indexed to daily simple SOFR.

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

As of September 30, 2025 NEWLEASE held a derivative contract which they entered into in August 2025 in the form of an interest rate swap. As of December 31, 2024, we did not have any derivative contracts.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Report of Management on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

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

The following table details the total shares issued and sold for each of the four classes of our common shares from the period of inception through September 30, 2025:

	Class A	Class F	Class I	Class E
Inception to September 30, 2025	9,159,016	11,409,040	2,996,150	6,712,132

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

For the three and nine months ended September 30, 2025, the Operating Partnership redeemed zero and $75, respectively, of Class E OP units, which were initially issued in connection with the payment of the management fee. During the nine months ended September 30, 2025, the Company repurchased $250 of Class I shares. In accordance with the terms of our share repurchase plan, such Class I shares were repurchased at 95% of NAV given that the shares repurchased had not been outstanding for at least one year, measured as of first calendar day immediately following the prospective repurchase date.

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

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

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

Date: November 12, 2025
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: November 12, 2025
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)