Form 10-K
period 2025-12-31
New Mountain Net Lease Trust
filed 2026-03-31
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-56701

New Mountain Net Lease Trust

(Exact name of Registrant as specified in its Charter)

Maryland	99-6897976

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway New York, New York	10019

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 720-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
Class I Common Shares

(Title of class)

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

As of March 30, 2026, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 11,674,001 shares of Class F common shares, 8,549,336 shares of Class I common shares and 6,715,822 shares of Class E common shares.

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

Some of the more significant risks relating to our business, our private offering and an investment in our common shares include:

●	Certain investments have been held for a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
●	Since there is no public trading market for our common shares, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide shareholders with the opportunity to request that we repurchase their shares on a quarterly basis (after any applicable lock-up period), but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if in its discretion it deems such action to be in our best interest, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	We may make changes to our business, investment, leverage and financing strategies without shareholder approval.
●	Our shareholders have limited voting rights.
●	We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale or repayments of our assets, borrowings, return of capital or offering net proceeds. We have no limits on the amounts we may fund from such sources.
●	The purchase price and repurchase price for our common shares is generally based on our prior month’s net asset value (“NAV”) and is not based on any public trading market. While there will be independent valuations of our investments from time to time, the valuation of investments is inherently subjective, and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.
●	We have no employees and are dependent upon the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other New Mountain Accounts (defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.

●	Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
●	There are limits on the ownership and transferability of our shares.
●	We do not own the New Mountain name, but we are permitted to use it as part of our corporate name pursuant to the terms of the advisory agreement between us and the Adviser or its affiliate (the “Advisory Agreement”). Use of the name by other parties or the termination of our license to use the New Mountain name may harm our business.
●	While our investment strategy includes investing in net leased properties with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
●	We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our shareholders could materially decrease.
●	The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
●	Investment in net lease assets involves certain risks, including, but not limited to, tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
●	We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could materially adversely affect our revenue and net income, overall performance, results of operations and ability to pay distributions.
●	We are subject to risks related to changes in global, national, regional or local economic, demographic or capital market conditions.

PART I

ITEM 1. BUSINESS

References to (i) “we,” “us,” “our,” “NEWLEASE” and the “Company” refer to New Mountain Net Lease Trust, a Maryland statutory trust, together with its consolidated subsidiaries, unless the context requires otherwise, (ii) “New Mountain,” “New Mountain Capital” and the “Firm” refer to New Mountain Capital, L.L.C., a Delaware limited liability company, a leading alternative investment firm with aggregate assets under management totaling more than $60 billion across private equity, credit, and net lease investment strategies as of December 31, 2025 and (iii) the “Adviser” refers to New Mountain Finance Advisers, L.L.C., a Delaware limited liability company and affiliate of New Mountain.

The following description of our business should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We are structured as a non-listed, perpetual-life real estate investment trust (“REIT”), and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We have elected and intend to continue to qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

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

We are conducting a continuous, blind pool private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are “accredited investors” (as defined in Regulation D under the Securities Act). The initial closing of our private offering occurred on January 2, 2025. We received net proceeds of $263.0 million and, as part of the initial closing and the completion of the Formation Transactions (as defined below), we acquired 100% of the outstanding common stock of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Existing REIT”), from New Mountain Net Lease Partners, L.P. (“NM Fund I”), an affiliate of New Mountain, which prior to such contribution indirectly owned a fully invested and financed, granularly diverse portfolio of seasoned, stabilized, net leased industrial assets with nearly 15 million square feet and a weighted average remaining lease term (“WALT”) of 15 years (the “Seed Portfolio”).

The WALT does not include any unexercised extension options. As of March 30, 2026, we have received net proceeds of $444.0 million since our initial closing from the sale of our common shares in our continuous, blind pool private offering. We have contributed the net proceeds from the sale of our common shares to the Operating Partnership in exchange for a corresponding number of Operating Partnership units.

As of December 31, 2025, we operated as one operating and reportable business segment.

Formation Transactions

Prior to the initial closing of our private offering, we, together with NM Fund I and certain other affiliates of New Mountain, undertook a series of transactions (collectively, referred to as, the “Formation Transactions”), as summarized below:

●	The Adviser determined the NAV of the Seed Portfolio as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to the Company’s Board of Trustees.
●	NM Fund I contributed 100% of the outstanding common stock of the Existing REIT, which prior to such contribution indirectly owned the Seed Portfolio (the “REIT Contribution”), to us in exchange for a number of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00.
●	Substantially concurrently with the REIT Contribution, the Existing REIT (1) redeemed all outstanding shares of preferred stock in accordance with their terms and (2) filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”).
●	In connection with the OP Conversion, the Existing REIT changed its name to NEWLEASE Operating Partnership, L.P. (after such conversion and name change, referred to as, the “Operating Partnership”).
●	NM Fund I then distributed in kind our common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

The Formation Transactions were completed on January 2, 2025.

New Mountain

New Mountain is a leading alternative investment firm with aggregate assets under management totaling approximately $60 billion across private equity, credit, and net lease investment strategies, as of December 31, 2025. The Firm emphasizes intensive fundamental research and a growth-oriented, “value-add” investment approach, rather than reliance on excessive risk, as the best path to high and consistent long-term returns. New Mountain has developed research and operational expertise in carefully selected defensive growth niches of life sciences, consumer health and wellness, specialty materials and ag tech, biopharmaceutical technology, health technology, auto aftermarket & roll-ups, home services & aging in place, infrastructure services & technology, asset light financial services & fintech, corporate professional services including process outsourcing, digital transformation, digital marketing & ad tech, future of work, software & payments, industrial growth and tech, food products and testing, specialty packaging, and specialty distribution and works systematically to establish expertise in additional sectors over time.

New Mountain believes that it has established itself over the last 25+ years as a lasting and preeminent institution with a strong and enduring culture. The Firm’s culture is built around its mission to be “best in class” in the new generation of investment managers in real estate, private credit, and private equity investing. The Firm emphasizes: (i) intellectual honesty without personal politics; (ii) a flat organization with active, “hands on” senior leadership; (iii) opportunities to advance based on merit; (iv) shared rewards; and (v) ethics, rigor and a dedication to being the very best.

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

Investment Strategy

Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, industrial net lease real estate assets located in the United States. We utilize New Mountain’s deep sponsor relationships and sponsor coverage effort to help identify, source, and execute new net lease opportunities. Our acquisition approach focuses on underwriting (i) tenant’s credit, (ii) the real estate, and (iii) the location’s criticality to the tenant’s underlying operations. We leverage New Mountain’s leading underwriting engine, housed in the private equity and credit arms, to provide tools to efficiently and, we believe, accurately underwrite the underlying tenant credit. New Mountain’s private equity investment professionals and its dedicated credit staff work as a unified team to find new investment opportunities and underwrite and execute them. We believe this integrated approach enables a deeper level of due diligence than could otherwise be conducted by a stand-alone firm. New Mountain believes that this integrated model promotes superior investment selection and has been a key contributor to the success of New Mountain’s private equity and credit portfolios. This same approach is used for NEWLEASE. While a number of net lease managers benefit from an affiliation with a private equity firm, New Mountain believes its model is truly differentiated because of the integrated manner in which the Adviser sources and underwrites investments.

Ongoing monitoring of tenant credit quality is an important element of our risk management activity. We review each of our tenant’s (and any applicable guarantor’s) financial statements no less than annually and perform ongoing monitoring of tenant and guarantor announcements pertaining to their business operations and financial performance. We perform certain financial analysis on the financial statements, annually, to understand the tenant’s ability to meet financial obligations when due. We also benchmark financial performance at the properties we own to other similar properties, to the extent such information is available.

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

We focus on investments with the below attributes; however, we may invest in assets that do not meet some or all of the below criteria.

●	Transaction Types: Sale Leaseback, Existing Net Lease, Build-To-Suit.
●	Asset Types: Light Manufacturing, Cold Storage/Food Manufacturing, Life Science, Warehouse & Distribution, Industrial Outdoor Storage, Automotive Services, Medical/Veterinarian Facilities, Family Entertainment.
●	Tenant Sectors: Containers and Packaging, Commodity and Specialty Chemicals, Food Products and Distributors, Health Care Equipment, Services and Supplies, Industrial Machinery and Supplies and Components, Trading Companies and Distributors, Pharmaceuticals, Biotech and Life Science, Environmental and Facility Services, Personal Care Products, Communication Equipment, Industrial Machinery, Medical and Veterinarian Services, Family Entertainment, Automotive Service, among others.
●	Geography: Primarily U.S. focused.
●	Lease Structure: Single and multi-property, non-cancellable leases and master leases structured to maximize downside protection.
●	Lease Term: Medium to long-term leases with renewal terms (e.g., typically 10 years or more).
●	Rent Escalations: Annual rent escalators (typically fixed at 2%+).

As of December 31, 2025, we owned 170 properties leased to 35 tenants. The following charts illustrate our diversification across tenant industry, property sub-type, and region.

(1)	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the Company’s forward 12 months cash rent based on in place rent agreements as of December 31, 2025, excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Joint Ventures

While we generally intend to acquire real estate and real estate-related assets directly, primarily by acquiring fee interests in real property, we may also acquire properties in joint ventures with affiliates and non-affiliated third parties.

Derivative Instruments and Hedging Activities

We use derivative financial instruments for risk management purposes, primarily to hedge our exposure to variability in cash flows resulting from changes in interest rates on our variable-rate notes payable. These derivative instruments are recognized at fair value on our consolidated balance sheets.

Our derivative instruments may include interest rate swaps, interest rate caps, forward contracts, futures contracts, options contracts and options on futures contracts. The fair value of these instruments is determined using valuation models that incorporate the contractual terms of the derivatives, including maturity, together with observable market-based inputs such as interest rate curves.

The valuation of derivative instruments requires the use of estimates and assumptions, and changes in the inputs to the valuation models may result in significant fluctuations in the reported fair value of the derivatives. Gains or losses resulting from changes in fair value are reflected in net change in unrealized (depreciation) on derivative swaps in our consolidated statements of operations.

Borrowing Policies

We use financial leverage to support our investment activities which allows us to increase the number of investments in our portfolio. For example, we currently use asset level financing (e.g., senior mortgages) as well as asset-backed leverage (e.g., securitizations) and unsecured corporate level leverage (e.g., revolving credit facility) to support our investment activities. Our target leverage ratio is approximately 50% to 75% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our real estate-related asset portfolio), inclusive of property-level and entity-level debt net of cash, but excluding debt on our real estate-related debt portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio of properties or, subject to our Board of Trustee’s oversight, on a portfolio-wide basis.

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

Taxation as a REIT

We elected and have qualified to be taxed as a REIT under the Code beginning with the first taxable year of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Existing REIT,” and our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election. We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See “Item 1A. Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Organizational Structure

We plan to own all or substantially all of our assets through the Operating Partnership. We are the sole general partner of the Operating Partnership. NEWLEASE Special Limited Partner, L.P., a controlled subsidiary of New Mountain (the “Special Limited Partner”), owns a special limited partner interest in the Operating Partnership. In addition, each of the Adviser and the Special Limited Partner may elect to receive units in the Operating Partnership in lieu of cash for its management fee and performance participation allocation, respectively. The Adviser and the Special Limited Partner may seek redemption of these units by the Operating Partnership and receive cash or an equivalent number of shares of our common stock, in our sole discretion. The use of the Operating Partnership to hold all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”).

The following chart shows our current ownership structure as of December 31, 2025.

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

Emerging Growth Company

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and will retain such status until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the completion of an initial public offering pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which our total annual gross revenues equal or exceed $1.235 billion; (iii) the date on which we become a “large accelerated filer,” which would occur if the market value of our common shares held by non-affiliates exceeds $700 million as of the end of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

For so long as we remain an emerging growth company, we may take advantage of certain exemptions from reporting and other requirements applicable to public companies that are not emerging growth companies. These exemptions include, among others, an exemption from the requirement that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. We cannot predict whether investors will view our reliance on these exemptions as reducing the attractiveness of our common shares.

In addition, pursuant to Section 107 of the JOBS Act, emerging growth companies are permitted to take advantage of an extended transition period for complying with new or revised accounting standards, meaning that such standards may be adopted at the time private companies are required to adopt them. We intend to utilize this extended transition period. As a result, our financial statements may not be comparable to those of public companies that comply with public company effective dates for new or revised accounting standards, which could make comparison of our financial results to those companies more difficult for investors and analysts.

Furthermore, because we are not, and do not expect to become, a large accelerated filer or accelerated filer under Rule 12b-2 of the Exchange Act while our common shares are not listed on a national securities exchange, we will not be subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even after we cease to qualify as an emerging growth company.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, whereby Class I and Class F shareholders can elect to have their cash distributions reinvested in our Class I and Class F shares, respectively. Any cash distributions owed to participants in the distribution reinvestment plan will have their cash distributions immediately reinvested in our Class I and Class F shares, respectively on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for Class I shares and Class F shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the private offering.

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

In the event that we determine to repurchase some, but not all of the shares submitted for repurchase during any calendar quarter, shares repurchased at the end of the applicable calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and Declaration of Trust. See “Item 1. Business - Advisory Agreement.”

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

Item 1A. Risk Factors

Risks Related to the Private Offering and Our Organizational Structure

Certain of our investments have been held for a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

Certain of our investments have been held for a limited period of time, and we are not able to provide you with information to assist you in evaluating the merits of any specific properties or real estate debt that we may acquire or originate in the future. Because certain of our investments have not been held for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the private offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and/or real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties (including the tenants of those properties) and other assets we will invest, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

There is no current public trading market for our common shares, and we do not expect that such a market will ever develop in the future. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares (after any applicable lock-up period). We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Share Repurchases—Early Repurchase Deduction.”

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

Subject to certain limited exceptions, holders of Anchor Shares may not submit Anchor Shares for repurchase until the January 1, 2027 Repurchase Date, which is the first Repurchase Date following the second anniversary of the initial closing of the private offering. Thereafter, we may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in our Board of Trustees’ discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property, commercial real estate debt or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event that results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we do not repurchase the full amount of all shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of net lease assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our Board of Trustees’ judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board of Trustees to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events may have an adverse effect on our investments and may cause our shareholders to request that we repurchase their shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events, tariffs and trade conflicts, and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation could have an adverse effect on our investments and cause our shareholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. These events could impair our profitability or result in losses to us. Terrorist attacks, political and military instability, trade conflicts, and the military operations of the United States and its allies could have significant adverse effects on the global economy. For example, military conflicts, either in response to internal social unrest or conflicts with other countries, including for example, the territorial dispute regarding the sovereignty of Taiwan, could significantly disrupt or otherwise adversely affect Chinese economies, as well as domestic and global financial markets, which could have an adverse effect on our business and results of operations. Additionally, China is alleged to have participated in state-sponsored cyberattacks against foreign companies and foreign governments. Actual and threatened responses to such activity and strained international relations, including purchasing restrictions, sanctions, tariffs or cyberattacks on the Chinese government or Chinese companies, may impact China’s economy as well as domestic and global financial markets, which could have an adverse effect on our business and results of operations.

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

We may also defer expenses or pay expenses (including management fees payable to the Adviser or distributions to the Special Limited Partner) with our common shares or Operating Partnership units to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in our common shares or Operating Partnership units will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in our common shares or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common shares or Operating Partnership units, which they elect to receive in lieu of cash in respect of management fees or performance participation interest distributions, will dilute future cash available for distribution to our shareholders.

The Adviser or the Special Limited Partner may elect to receive, and has in the past received, our common shares or Operating Partnership units in lieu of cash in respect of management fees or performance participation interest distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our shareholders. Furthermore, such Operating Partnership units received by the Adviser or the Special Limited Partner are required to be repurchased for cash or our common shares, at the holder’s election, subject to limited exceptions, and we may not have sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering net proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to Operating Partnership units received in connection with distributions of Quarterly Allocations, there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our common shares or Operating Partnership units paid to the Adviser as a management fee are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests relating to shares subject to our repurchase plan for any period. The amount of Operating Partnership units issued to the Special Limited Partner may be significant, particularly during periods in which the value of our real estate portfolio appreciates, resulting in higher performance participation allocation. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to our share repurchase plan, including the quarterly volume limitation and the Early Repurchase Deduction, and, therefore, any such repurchases may receive priority over other repurchase requests relating to shares subject to our repurchase plan for any period.

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

For the purposes of calculating our monthly NAV, any newly acquired net lease investments will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. Our net lease investments are valued by the Adviser on a monthly basis based on current material market data and other information deemed relevant, which valuations will be reviewed and confirmed for reasonableness by an independent valuation firm (the “Independent Valuation

Advisor”) on a quarterly basis. In addition, each net lease investment will be valued by an independent third-party appraisal firm annually on a rolling basis. Annual appraisals may be delayed for a short period in exceptional circumstances. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the net lease investment. Concurrent with the appraisal process, the Adviser values each net lease investment and, taking into account the appraisal, among other factors, determines the appropriate valuation. However, the Adviser is ultimately responsible for valuing each investment, which may deviate from the estimated range of gross market value included in the annual appraisal. Other real estate-related investments with readily available market quotations are valued by the Adviser based on market quotations or at fair market value determined in accordance with GAAP. Certain investments, such as mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material.

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

The annual appraisals of our net lease investments are intended to be conducted on a rolling basis, such that net lease investments are appraised at different times during the year, but each net lease investment is appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant net lease investment, there may be a material change in our NAV per share amounts for each class of our common shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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

The methods used by the Adviser and our fund administrator to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Adviser and the Special Limited Partner, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of Covered Persons (as defined below) for monetary damages to the maximum extent permitted by Maryland law. Maryland law permits us, and our Declaration of Trust requires us, to indemnify each trustee, each officer, the Adviser, New Mountain and each equity holder, member, manager, director, officer, employee or agent of any trustee or our Board of Trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, we must, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status. We are not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (x) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (I) approved or authorized by our Board of Trustees or (II) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (y) in connection with any claim with respect to which such person is found to be liable to the Company. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

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

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, trustees, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, trustees, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, trustees, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The information and technology systems the Company will rely on as well as those of the Adviser and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, or third-party agents and consultants of the Company. There has been an increase in the frequency and sophistication of the cyber and security threats the Adviser faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target the Adviser because it holds a significant amount of confidential and sensitive information about its investors and potential investments. As a result, the Adviser may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures the Adviser takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to our shareholders (and their beneficial owners) and material nonpublic information. Although the Adviser has implemented, and its service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, its affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of the Adviser. We or the Adviser could be required to make a significant investment to remedy the effects of any such failures, suffer harm to their reputations, be subject to legal claims and regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third-party service providers for certain aspects of our business, including for our administration, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.

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

We and New Mountain intend to avail ourselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. Notably, the rapid development and increased prevalence of AI Technologies may result in cybersecurity attacks and related risks becoming increasingly more difficult to detect, contain and mitigate. AI Technology is highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technology utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs and New Mountain cannot fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that may include or be derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as the algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technology and could adversely impact us and New Mountain to the extent we rely on the work product of such AI Technology. The volume and reliance on data and algorithms also make AI Technology, and in turn, we and New Mountain more susceptible to cybersecurity threats. In addition, we and New Mountain could be exposed to risks to the extent third-party service providers or any counterparties, use AI Technology in their business activities. New Mountain will not be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services utilizing AI Technology are provided. In addition, AI Technology may be competitive with our business, and accordingly the increased adoption and use of AI Technology may have an adverse effect on us or our business. For more information on risks relating to information security and data use see also “Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation and subject us to regulatory actions, increased costs and financial losses, each of which could materially adversely affect our business and results of operations.”

Misconduct of employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us.

Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to the Company. Employee misconduct may include binding the Company to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with the Company’s service providers, including, without limitation, the Adviser, the Independent Valuation Advisor or the independent auditor. In the event that the actions or omissions of any of the Company’s service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for the Company, however, any such rights would need to be exercised by the Company on behalf of its shareholders as a whole.

We may face limits on our ability to leverage the Adviser’s knowledge base.

We intend to leverage the diverse strength of the Adviser’s knowledge base in enhancing its investment expertise across regions, sectors and individual companies and believe that this information advantage is a key competitive strength. However, the sharing of information is subject to law and New Mountain’s policies regarding access to and the sharing of confidential information, and the perceived benefit to the Company of such information sharing might be reduced and/or eliminated if, as a result of New Mountain’s policies or any applicable legal, tax, regulatory, commercial, contractual, operational or other considerations, the sharing of information is restricted and/or prevented.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

●	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts between Israel and Hamas, Russia and Ukraine, and in the Middle East, and the rapidly evolving measures in response);
●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
●	changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
●	vacancies or inability to lease space on favorable terms;
●	increased competition for properties targeted by our investment strategy;
●	bankruptcies, financial difficulties or lease defaults by our tenants;
●	changes in tax law;
●	increases in interest rates and lack of availability of financing; and
●	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to shareholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. The Adviser’s financial condition may be adversely affected by a significant economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations.

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

Political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce levels of trade, investments, technological exchanges and other economic activities between the United States and China, which would materially adversely affect global economic conditions and the stability of global financial markets. Further, the developing conflict in the Middle East has increased market volatility and the extent of its impact on the global economy and other potential repercussions is yet to be seen.

We are subject to tenant and industry concentrations that make us more susceptible to adverse events than if our portfolio were more diversified.

Any adverse change in the financial condition of our tenants in which we have significant concentrations, or any downturn in the industries in which our tenants operate, or in any other industry in which we may have a significant concentration, could adversely affect our tenants that are involved in such industries, their demand for our properties, their ability to renew or re-lease our properties at the same or increased rent, or at all, and their ability to make rental payments on properties already leased to them. For example, as of December 31, 2025, PCI Pharma Services contributed more than 10% of contractual base rents during the years ended December 31, 2025 and December 31, 2024.

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

Our investments are concentrated in the industrial light manufacturing and industrial adjacent sectors and our business would be adversely affected by an economic downturn in those sectors. In addition, our investment portfolio is geographically concentrated in the Northeast, Midwest, and Southern region of the United States, which may expose us to the risk of economic downturns in these regions.

Our investments in net lease real estate assets are concentrated in the industrial light manufacturing and industrial adjacent sectors. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified. In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. For example, our investments are geographically concentrated in the Northeast, Midwest, and Southern region of the United States, with properties in the following markets (which accounted for the percentage of our gross asset value on a pro forma basis indicated) as of December 31, 2025: Northeast (20%); Midwest (28%); and South (42%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. While we intend to diversify our portfolio by geography and investments over time, our portfolio may be heavily concentrated at any time in only a limited number of geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment or adverse economic or business conditions affecting a particular geography. Investors have no assurance as to the degree of diversification in our investments by geographic region.

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

When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have a material adverse impact on us.

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

In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

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

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could materially adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations could materially adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of, or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants, and vacancies caused by defaults of tenants or the expiration of leases may materially adversely affect our results of operations, performance and our ability to pay distributions.

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

Similarly, certain of our properties may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement, or we may be required to make capital improvements for a new tenant or operator, any of which could materially adversely impact our operating results.

Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.

The Company’s portfolio is comprised of single-tenant net leased properties and therefore will be dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.

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

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for ongoing risk management. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either of which could materially and adversely affect us.

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

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that we expect contractual rent increases would be generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates (including, for example, as a result of increased inflation), or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than the then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our shareholders could be lower than if we did not enter into long-term leases.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to require tenants to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect that the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.

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

Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our tenants’ businesses, any of which could materially adversely affect our results of operations.

The construction and building industry, like many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the COVID-19 pandemic, inflation, and tariffs, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Although we generally do not intend to engage in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or tenant improvements that may be required under leases may be routine and necessary as part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues, which could impact their ability to meet their obligations to us under their leases.

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

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation and the cost to defend against any related claims could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

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

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. Consequently, any tax increases may materially adversely affect our results of operations at such properties.

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

In addition, triple net leases typically have longer lease terms and so there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

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

The Company expects it will be required to structure the sale or disposition of certain real estate assets through a TRS, the sale of a subsidiary REIT, an exchange described in Section 1031 of the Code, or other method to increase tax efficiency for certain investors. The use of any such disposition structure may materially increase the total costs borne by the Company associated with the sale or disposition of such real estate asset, which will result in a reduction of overall returns for all shareholders. For example, such structuring may result in additional taxes owed by the TRS with respect to such sale, and, accordingly, will reduce the return to the Company and its shareholders as compared to a direct sale of such assets by the Company.

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

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

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

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies, but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, and interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States, but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We will face risks related to our investments in CDOs.

We may also invest from time to time in CDOs. CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of collateral and the class of the CDO in which we invest.

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

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our shareholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

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

Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in, and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid” may not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

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

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned proceeding, we would also become subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

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

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage but exposes us to greater market risks and higher current expenses.

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

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit or increase the cost of financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain financing on favorable terms or at all.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of the borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other New Mountain Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

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

We depend on the asset-backed securities (“ABS”) market for a portion of our long-term debt financing.

We expect to raise a significant amount of long-term debt capital through our ABS Program (as defined below), which accesses the ABS market. Our ABS debt is issued by our special purpose subsidiaries, which issue multiple series of investment grade ABS notes from time to time as additional collateral is added to the collateral pool. Our ABS debt is generally non-recourse, but there are customary limited exceptions to recourse for matters such as fraud, misrepresentation, gross negligence or willful misconduct, misapplication of payments, bankruptcy and environmental liabilities.

We have generally used the proceeds from these ABS financings to repay debt and fund real estate acquisitions. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our ABS Program, subject to certain conditions and limitations, we may substitute real estate collateral for assets in the collateral pool from time to time. No assurance can be given that the ABS market or financing facilities with similar flexibility to substitute collateral will be available to us in the future.

Further, our ABS Program is cross collateralized by properties contributed by each of New Mountain Net Lease Partners II, L.P. (“NMNL II”), a private fund advised by New Mountain, and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the program. While we and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent us from experiencing losses related to properties contributed by NMNL II. As of December 31, 2025, the ABS Program had an outstanding principal balance of $493,269, of which $358,371 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company, as detailed below.

A disruption in the financial markets for ABS debt may affect our ability to obtain long-term debt, which, in turn, may force us to acquire real estate assets at a lower than anticipated growth rate and negatively affect our return on equity. Furthermore, a reduction in the difference, or spread, between the rate we earn on our assets (primarily the lease rates we charge our customers) and the rate we pay on our liabilities (primarily the interest rates on our debt) could have a material and adverse effect on our financial condition.

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

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Adviser’s investment committee. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals, and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key real estate professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, investment, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

New Mountain acts as an asset manager and manages multiple investment funds. Given the broad spectrum of operations of New Mountain and their respective affiliates, claims (or threats of claims), and governmental investigations, audits and inquiries, can and do occur in the course of its and its affiliates’ (including the Adviser’s) business. Such claims and governmental investigations, inquiries and audits may impact the Company, including by virtue of reputational damage to New Mountain. The unfavorable resolution of such items could result in criminal or civil liability, fines, penalties or other monetary or non-monetary remedies that could negatively impact New Mountain. While New Mountain has implemented policies and procedures to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate in all instances or will protect New Mountain in all instances.

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

Such arrangements generally will be based on factors such as the size of a shareholder’s subscription, the timing of a shareholder’s subscription, a shareholder’s existing relationship with the Adviser or any particular regulatory or legal considerations applicable to a shareholder; provided, that the Adviser may enter into such arrangements for any reason it deems necessary advisable, desirable or convenient. As a result, returns may vary from shareholder to shareholder depending on any arrangements applicable to a given shareholder’s investment in the Company. In addition, but without limitation, some shareholders that demonstrate a relevant regulatory requirement may receive preferential terms pertaining to that requirement, such as receipt of certain Company information on an accelerated basis.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

We are subject to conflicts of interest arising out of our relationship with New Mountain and its affiliates, including the Adviser. The Adviser faces a conflict of interest between its responsibility to act in our best interests on the one hand, and any benefit that could result to it or its affiliates from our operations on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interests, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. New Mountain and our Board of Trustees have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, New Mountain and its affiliates, the terms and conditions of our Declaration of Trust and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our trustees, including a majority of our Independent Trustees not otherwise interested in the transaction, in accordance with the terms of our Declaration of Trust. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. For additional discussion, see “Item 7. Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

The Adviser faces a conflict of interest because the management fees it receives are payable regardless of the performance of our portfolio and were not determined by arm’s-length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares, which are not subject to the management fee, regardless of the performance of our portfolio. We are required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee, which is not based or conditioned upon the achievement of performance metrics or goals, might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit from us retaining ownership of our assets at times when our shareholders may be better served by the sale or disposition of our assets to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by arm’s-length negotiations and could be higher than the fees that another unaffiliated adviser might receive.

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

From time to time, New Mountain’s affiliates will introduce to us a client who has a real estate-related investment (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate-related investment owned by us. If we pursue the resulting transaction, New Mountain will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, New Mountain could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate related investments that we are considering. Such activities will present New Mountain with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.

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

Investment opportunities that are appropriate for us may also be appropriate for Other New Mountain Accounts and there is no assurance that we will be allocated those investments we wish to pursue or that our shareholders would otherwise wish for us to pursue. The Adviser allocates investment opportunities between us and Other New Mountain Accounts in accordance with the Adviser’s Investment Allocation Policy and any accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be fair and equitable. Factors considered by the Adviser in prioritizing and allocating investment opportunities will be based on the Adviser’s good faith assessment of various factors, including, but not limited to: (i) rights of first offer in favor of certain clients; (ii) investment guidelines, goals or restrictions of the client; (iii) capacity of the client; (iv) existing allocation to similar strategies and the diversification objectives of the client; (v) tax considerations; (vi) legal or regulatory considerations; (vii) with respect to co-investment allocations, whether the co-investor can provide added value to the operations of the business or provide future opportunities to the business of the client; and (viii) other relevant business considerations. The Adviser considers various factors (as described above) to allocate opportunities among clients. If, after considering these factors, the Adviser does not unanimously determine that the investment should be allocated to a particular New Mountain Account, then the opportunity will generally be allocated pursuant to a rotation system.

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

In connection with seeking financing or refinancing for Other New Mountain Accounts and their assets, it may be the case that better financing terms are available when more than one Other New Mountain Account provides collateral, particularly in circumstances where the assets of each Other New Mountain Account are similar in nature. As such, rather than seeking such financing or refinancing on its own, we may enter into cross-collateralization arrangements with another Other New Mountain Account or portfolio companies of one or more Other New Mountain Accounts. While we would expect any such financing arrangements to generally be non-recourse to the Company and the Other New Mountain Accounts, as a result of any cross-collateralization, the Company could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the Other New Mountain Accounts.

For additional discussion, see “Item 7. Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

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

In such cases, conflicts could arise between New Mountain or such Other New Mountain Accounts on the one side, and us on the other side, with respect to investment strategy, growth and financing alternatives and with respect to the manner and timing of our exit from the investment compared to New Mountain’s or such Other New Mountain Accounts’ exit. New Mountain or Other New Mountain Accounts may also have short positions in the same security or instrument or a different security or instrument of the same issuer as a security or instrument purchased by us, which will likely present additional conflicts, particularly if the issuer experiences financial difficulties.

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

For additional discussion, see “Item. 7 Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

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

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Adviser or New Mountain on more favorable terms than those provided to us.

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

In addition, we may retain certain affiliates of the Adviser, from time to time, for services relating to the investments or operations, including in-house transactional legal and tax services, accounting services (including but not limited to accounting and shadow accounting, investor reporting, meeting preparation, corporate and tax structuring and related services), treasury services, leveraged purchasing, IT system support, system implementation, risk management services (including but not limited to anti-money laundering and know-your-customer services and monitoring and compliance), compliance related services, including all compliance services provided by New Mountain’s compliance personnel with respect to us, our investments and their activities (including, without limitation, services related to legal and regulatory compliance obligations (e.g., reporting and filing obligations) under U.S. federal, state, local, non-U.S. or other laws and regulations related to our activities and the making, holding or disposing of our investments), local and state filing services, asset management and operations, hedging and currency management, fund finance, fund borrowing, environmental, social and governance services, services related to transfers of shares, investor relations services, property management services and operations (including but not limited to the initial and continuing review of the property condition, phase Is, seismic reports, and insurance, quarterly tenant monitoring, lease and loan compliance), audit services, public filing requirement services, valuation services, account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, vendor management, operational services, tax services, loan management services, construction management services, leases services, property, title, and/or other types of insurance and related services, transaction support services, transaction consulting services, and other similar operational matters. Any such arrangements will be at or below market rates.

We expect to have a diverse shareholder group and the interests of our shareholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

We expect to have a diverse shareholder group. As a result, our shareholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. Consequently, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by our shareholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, and not the investment, tax or other objectives of any shareholder individually. In addition, certain of our shareholders may also be investors in Other New Mountain Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

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

Our Declaration of Trust also provides that to the maximum extent permitted from time to time by Maryland law, (a) none of our trustees or officers who is also an officer, employee or agent of New Mountain or any of its affiliates is required to present, communicate or offer any business opportunity to us or any of our subsidiaries and (b) any such person shall have the right to hold and exploit any business opportunities or to direct, recommend, offer, sell, assign, or otherwise transfer such business opportunity to any person or entity other than us and our subsidiaries. In addition, our Declaration of Trust provides that we renounce our interest or expectancy in, or opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.

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

The officers, directors, members, managers, employees and associated persons (as applicable) of the Adviser and its affiliates may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and New Mountain policies or otherwise determined from time to time by the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

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

Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election without the approval of our shareholders if it determines it is no longer in our best interests to qualify as a REIT. Our Board of Trustees, in its sole and absolute discretion, also may determine that compliance with any restriction or limitation on ownership and transfers of our shares of beneficial interest is no longer required for REIT qualification. Our Board of Trustees has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties and can subject the fiduciary to equitable remedies. In addition, if an investment in our common shares constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

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

The U.S. Department of Justice and the SEC both have enforcement authority with respect to the FCPA. While the Adviser has developed and implemented policies and procedures designed to ensure strict compliance by New Mountain and its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, despite the Adviser’s policies and procedures, issuers and their affiliates, particularly in cases where the Company or another New Mountain-sponsored fund or vehicle does not control such issuer, may engage in activities that could result in FCPA violations. Any determination that New Mountain has violated the FCPA or other applicable anti-corruption laws or anti-bribery laws could subject New Mountain to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could materially and adversely affect New Mountain’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.

ITEM 1B. Unresolved Staff Comments

None

ITEM 1C. Cybersecurity

Risk Management and Strategy

As an externally managed company, the Company’s day-to-day operations are managed by the Adviser and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior New Mountain Capital professionals, and our Adviser is a subsidiary of New Mountain Capital. As such, we rely on the cybersecurity policies and procedures implemented by New Mountain Capital. Below are details New Mountain Capital has provided to us regarding its cybersecurity program that are relevant to us.

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

ITEM 2. Properties

Our principal executive offices are located at 1633 Broadway, New York, New York 10019. As part of the Advisory Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

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

The following table details the total shares issued and sold for each of the four classes of our common shares from the period of inception through December 31, 2025:

	Class A	Class F	Class I	Class E
Inception to December 31, 2025	9,159,016	11,565,231	4,673,018	6,712,132

Common shares will generally be sold at the then-current transaction price, which will generally be the prior month’s NAV per share of the class of share being purchased. Our NAV is based on the net asset value of our investments plus other assets less liabilities. Because management fees and the performance participation allocation fees are allocable to certain classes of shares, the fees will only be included in the NAV calculation for such classes and the NAV per share and net distribution amounts for our share classes may differ. See “—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.

The following table presents our monthly NAV per share for each of the four classes of our common shares for the period from Inception through December 31, 2025:

	Class A	Class F	Class I	Class E
January 31, 2025	$19.99	$19.98	$19.98	$20.01
February 28, 2025	$20.05	$20.03	$20.04	$20.10
March 31, 2025	$20.04	$20.02	$19.97	$20.11
April 30, 2025	$20.04	$20.01	$20.01	$20.14
May 31, 2025	$20.05	$20.01	$20.00	$20.18
June 30, 2025	$20.03	$19.99	$19.97	$20.18
July 31, 2025	$20.05	$20.00	$19.97	$20.22
August 31, 2025	$20.07	$20.01	$19.98	$20.27
September 30, 2025	$20.10	$20.03	$19.99	$20.33
October 31, 2025	$20.15	$20.07	$20.02	$20.40
November 30, 2025	$20.17	$20.08	$20.02	$20.45
December 31, 2025	$20.18	$20.08	$20.02	$20.47

Holders

As of March 30, 2026, there were 131 holders of record of our Class A shares, 307 holders of record of our Class F shares, 613 holders of record of our Class I shares, and 55 holders of record of our Class E shares.

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

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we will adjust the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will determine the fair value of our net lease investments and associated financing on a monthly basis, which valuations will be reviewed and confirmed for reasonableness by the Independent Valuation Advisor on a quarterly basis. The Adviser may seek input from the Independent Valuation Advisor and/or retain additional third parties to assist with the valuation of certain investments, including, without limitation, our other real estate-related investments. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are generally consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.

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

Our net lease investments are valued by the Adviser on a monthly basis based on current material market data and other information deemed relevant, which valuations will be reviewed and confirmed for reasonableness by the Independent Valuation Advisor on a quarterly basis. In addition, each net lease investment is valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Each third-party appraisal is performed in accordance with the Uniform Standards of Professional Appraisal Practice, or the similar industry standard for the country where the property appraisal is conducted and reviewed by the Independent Valuation Advisor for reasonableness. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the net lease investment. Concurrent with the appraisal process, the Adviser values each net lease investment and, taking into account the appraisal, among other factors, determines the appropriate valuation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (a Designated Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Any appraisal provided by an independent third-party appraisal firm will be performed in accordance with our valuation guidelines.

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

Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the net lease investment), irrespective of any property level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows) as the primary methodology to value properties, and we generally expect to use the direct capitalization method as opposed to the discounted cash flow method. In the direct capitalization method, a capitalization rate is applied to the forward 12 months net operating income of each property to derive fair market value. In the discounted cash flow methodology, a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the income approach also incorporates subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value net lease investments include sales comparisons and replacement cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject net lease investment to similar, recently sold net lease investments in the surrounding or competing area.

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

Valuation of Associated Financing

For net lease investments, the Adviser will value, with review and confirmation for reasonableness by the Independent Valuation Advisor, the financing associated with such investments using widely accepted methodologies specific to the financing, which may include changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others.

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

Readily available market quotations

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, brokers. When reliable market quotations for such investments are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will value such investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Adviser to not be reliable, the Adviser may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Adviser. Securities that are traded publicly on an exchange or other public market (stocks, exchange-traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.

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

Each class will have an undivided interest in our assets and liabilities. In accordance with the valuation guidelines, the Adviser calculates our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our net lease investments based in part upon individual appraisal reports provided periodically by third-party independent valuation firms (if applicable), as finally determined and updated monthly by the Adviser, with review and confirmation for reasonableness by the Independent Valuation Advisor on a quarterly basis, and (2) our other assets and liabilities. Because management fees and the performance participation allocation are allocable to certain classes of shares, the fees will only be included in the NAV calculation for that class and the NAV per share and net distribution amounts for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of our Operating Partnership and the units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares.

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

Our total NAV presented in the following tables includes the NAV of our Class A, Class F, Class I, and Class E Shares, as well as the partnership interests of the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 (dollars are in thousands):

Components of NAV	December 31, 2025
Investments in real estate, net	$678,556
Cash and cash equivalents	20,172
Other assets	6,692
Derivative liability	(51)
Revolving credit facility	(27,768)
Affiliated line of credit	—
Subscriptions received in advance	(19,786)
Distribution and redemption payable	(4,534)
Due to affiliate	—
Management fee payable	(449)
Accrued performance participation allocation	(1,064)
Accounts payable and accrued expenses	(1,386)
Net Asset Value	$650,382
Number of outstanding shares/units	32,226,121

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of December 31, 2025 (dollars are in thousands, except for per share amounts):

					Operating
	Class A	Class F	Class I	Class E	Partnership
NAV Per Share	shares	Shares	Shares	Shares	Units(1)	Total
Net asset value	$184,810	$232,234	$93,536	$137,412	$2,390	$650,382
Number of outstanding shares	9,159,016	11,565,231	4,673,018	6,712,132	116,724	32,226,121
NAV per share as of December 31, 2025	$20.18	$20.08	$20.02	$20.47	$20.47	—
(1)	Includes the partnership interests held by the Special Limited Partner.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of December 31, 2025.

Capitalization Rate
Industrial	6.53%

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

Increase
(Decrease) to
the NAV of
	Hypothetical	Real
Input	Change	Properties
Capitalization Rate	0.25% decrease	+3.98%
(weighted average)	0.25% increase	(3.69)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV:

December 31, 2025
Shareholders’ equity	$396,821
Redeemable non-controlling interests	2,390
Total shareholders’ equity and redeemable non-controlling interests under GAAP	399,281
Adjustments:
Accrued organization and offering costs	5,567
Net unrealized real estate appreciation	135,643
Accumulated depreciation and amortization under GAAP	166,814
Straight-line rent	(56,923)
NAV	$650,382

The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital to our NAV:

●	The Adviser agreed to advance on our behalf organization and offering costs incurred prior to January 2, 2026, which is the first anniversary of the initial closing of the Company’s private offering (the “Anniversary Date”), and certain operating expenses incurred through the Anniversary Date. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on the Anniversary Date. Under GAAP, such advanced organization and operating expense are expensed when incurred and such advanced offering expenses are charged to shareholders’ equity when incurred. For purposes of calculating NAV, such advanced expenses do not impact NAV until we reimburse such amounts over the 60-month reimbursement period.

●	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization expenses are not recorded for purposes of calculating our NAV. For the purpose of calculating NAV, properties are valued at fair market value, as determined by the Adviser.
●	We recognize rental revenue on a straight-line basis for all leases that have fixed rental revenue under GAAP. Such straight-line adjustments are excluded for purposes of calculating NAV.

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. Because management fees are allocable to certain classes of shares, the net distribution amounts for our share classes may differ. The following table details the total net distributions for each of our share classes for the year ended December 31, 2025:

	Class A	Class F	Class I	Class E
Record Date	Shares	Shares	Shares	Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28, 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
April 30, 2025	0.1336	0.1336	0.1336	0.1336
May 31, 2025	0.1336	0.1336	0.1336	0.1336
June 30, 2025	0.1336	0.1336	0.1336	0.1336
July 31, 2025	0.1336	0.1336	0.1336	0.1336
August 31, 2025	0.1336	0.1336	0.1336	0.1336
September 30, 2025	0.1336	0.1336	0.1336	0.1336
October 31,2025	0.1336	0.1336	0.1336	0.1336
November 30, 2025	0.1336	0.1336	0.1336	0.1336
December 31, 2025	0.1377	0.1377	0.1336	0.1546
Total	$1.6064	$1.6064	$1.6023	$1.6233

For the year ended December 31, 2025, we declared net distributions of $46,855, including $92 related to Class E OP Units. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the year ended December 31, 2025:

	Year Ended
Distributions	Amount	Percentage
Payable in cash	$45,435	97%
Reinvested in shares	1,420	3%
Total distributions	$46,855	100%
Sources of Distributions
Cash flows from operating activities	$54,026	100%
Total sources of distributions	$54,026	100%

Funds from operations(1)	$47,240
(1)	Reflects amounts allocable to the Company’s shareholders and Operating Partnership unitholders. See “Funds from Operations” below for a description of funds from operations, the reconciliation to GAAP net income attributable to shareholders, and for considerations on how to review these metrics.

Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition. As a result, our distribution rates and payment frequency may vary from time to time. Share repurchases under our share repurchase plan are effectuated as of the opening of the last calendar day of each month, and we intend to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution if your shares are repurchased prior to the applicable time of the record date.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To maintain our qualification as a REIT, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. See “Item 11. Description of Registrant’s Securities to be Registered - Distribution Policy.”

Funds from Operations and Adjusted Funds from Operations

We believe Funds from Operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. Accordingly, we believe it provides a more accurate representation of operating performance by excluding gains or losses on the sale of properties and other non-cash items such as depreciation and amortization. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) organizational costs, (iv) management fees paid in common shares or Operating Partnership units, even if subsequently repurchased or redeemed by us, (v) the performance participation allocation to our Special Limited Partner or other incentive compensation awards that are based on our Net Asset Value, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in common shares or Operating Partnership units, even if subsequently repurchased or redeemed by us, (vi) transaction costs, (vii) amortization of deferred financing costs, (viii) net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations, (ix) net change in unrealized appreciation on derivative swaps, (x) gains or losses on extinguishment of debt, (xi) unrealized gains or losses in fair value of financial instruments, and (xii) similar adjustments for non-controlling interests and unconsolidated entities.

The Company’s definition of AFFO excludes the impact of the amortization of deferred financing costs (“DFCs”) on our debt, which is included in GAAP net income (loss). We do not consider the amortization of DFCs to be directly attributable to our operations and view DFCs similar to acquisition expenses, which are capitalized into the cost basis of our investments, and therefore excluded from AFFO. We believe that excluding amortization of DFCs from our calculations of AFFO and results in metrics that better reflect the results of our operations.

FFO and AFFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating AFFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO may not be comparable to the AFFO reported by other companies.

The following table reconciles net income of the Company and the Operating Partnership to FFO and AFFO for the years ended December 31, 2025 and December 31, 2024:

	Years Ended
	December 31, 2025	December 31, 2024
Net income attributable to the Company’s shareholders	$16,446	$24,788
Adjustments to arrive at FFO:
Depreciation and amortization	35,747	35,174
Net gain on sales of real estate	—	(255)
Amount attributable to non-controlling interests for above adjustments	(4,953)	(4,343)
FFO attributable to the Company’s shareholders	47,240	55,364
Adjustments to arrive at AFFO:
Straight-line rental income	(9,376)	(9,569)
Amortization of above and below market lease intangibles, net	(243)	(116)
Organizational costs	103	—
Management fee	75	—
Performance participation allocation	3,424	—
Transaction costs(1)	—	516
Amortization of deferred financing costs	3,159	2,629
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	452	(806)
Net change in unrealized appreciation on derivative swaps	51	468
Amount attributable to non-controlling interests for above
adjustments	880	585
AFFO attributable to the Company’s shareholders	$45,765	$49,071
(1)	Transaction costs include fees related to the sales of real estate. No assets were sold or held for sale during the year ended December 31, 2025.

Unregistered Sales of Equity Securities

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The table below details the common shares sold in the Offering (primary and distribution reinvestment plan):

	Number of Common
Shares Sold Date	Shares Sold	Aggregate Consideration
January 2025(1)	13,151,718	$263,034
February 2025(2)	117,500	2,350
March 2025(3)	136,124	2,720
April 2025(4)	488,141	9,783
May 2025(5)	306,584	6,125
June 2025(6)	473,301	9,471
July 2025(7)	421,605	8,433
August 2025(8)	537,235	10,729
September 2025(9)	877,130	17,518
October 2025(10)	688,299	13,756
November 2025(11)	632,439	12,644
December 2025(12)	512,319	10,257
	18,342,395	$366,820
(1)	Includes 8,215,703 of Class A common shares, 4,893,015 of Class F common shares, 500 of Class I common shares, and 42,500 of Class E common shares.

(2)	Includes 17,500 of Class A common shares, 70,000 of Class F common shares, and 30,000 of Class I common shares.
(3)	Includes 25,013 of Class A common shares, 3,003 of Class F common shares, and 108,108 of Class I common shares.
(4)	Includes 24,938 of Class A common shares, 8,487 of Class F common shares, and 454,716 of Class I common shares.
(5)	Includes 28,693 of Class A common shares, 10,240 of Class F common shares, and 267,651 of Class I common shares.
(6)	Includes 19,960 of Class A common shares, 4,998 of Class F common shares, and 446,880 of Class I common shares. Includes 1,291 of Class F common shares and 172 of Class I common shares reinvested as part of the distribution reinvestment plan.
(7)	Includes 4,988 of Class A common shares, 59,270 of Class F common shares, and 350,575 of Class I common shares. Includes 6,582 of Class F common shares and 190 of Class I common shares reinvested as part of the distribution reinvestment plan.
(8)	Includes 528,918 of Class I common shares. Includes 7,912 of Class F common shares and 405 of Class I common shares reinvested as part of the distribution reinvestment plan.
(9)	Includes 48,000 of Class F common shares, and 818,227 of Class I common shares. Includes 8,101 of Class F common shares and 2,802 of Class I common shares reinvested as part of the distribution reinvestment plan.
(10)	Includes 113,693 of Class F common shares, and 561,562 of Class I common shares. Includes 8,439 of Class F common shares and 4,605 of Class I common shares reinvested as part of the distribution reinvestment plan.
(11)	Includes 12,481 of Class F common shares, and 606,178 of Class I common shares. Includes 8,487 of Class F common shares and 5,293 of Class I common shares reinvested as part of the distribution reinvestment plan.
(12)	Includes 4,484 of Class F common shares, and 491,209 of Class I common shares. Includes 8,605 of Class F common shares and 8,021 of Class I common shares reinvested as part of the distribution reinvestment plan.

Share Repurchases

On December 16, 2024, our Board of Trustees adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that we repurchase all or any portion of their common shares, subject to certain limitations as set forth therein. The aggregate NAV of total repurchases of Class A shares, Class F shares, Class I shares and Class E shares under our share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).

Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis (after any applicable lock-up period), but we are not obligated to repurchase any shares and may exercise discretion in repurchasing only a portion or none of the requested shares in a given quarter. In addition, repurchases will be subject to available liquidity and other significant restrictions. Our Board of Trustees may modify or suspend our share repurchase plan if, in its discretion, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid. See “Item 1. Business⸺Share Repurchase Plan.”

The following table sets forth purchases by the Company of its common shares during the year ended December 31, 2025.

	Total Number	Average
	of Common	Price per
	Shares	Common
Repurchase Request Deadline	Purchased	Share
September 30, 2025	12,494	$19.98
Total	12,494	$19.98

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Maryland statutory trust formed on August 5, 2024. Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, industrial net lease real estate assets located in the United States. We utilize New Mountain’s deep sponsor relationships and sponsor coverage effort to help identify, source, and execute new net lease opportunities. Our acquisition approach focuses on underwriting (i) tenant’s credit, (ii) the real estate, and (iii) the location’s criticality to the tenant’s underlying operations. We leverage New Mountain’s leading underwriting engine, housed in the private equity and credit arms, to provide tools to efficiently and, we believe, accurately underwrite the underlying tenant credit. We may also selectively invest in real estate-related assets, including debt investments.

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

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 2, 2025, we completed the Formation Transactions and the initial closing of our private offering. See “Item 1. Business—Formation Transactions.” We elected and have qualified to be taxed as a REIT under the Code beginning with the first taxable year of the Existing REIT (our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-K.

As of December 31, 2025, we received net proceeds of $366,820 from the sale of our common shares, including $263,034 in connection with the initial retail closing. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class A, Class F, Class E, and Class I units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate. We intend to continue selling shares on a monthly basis.

Emerging Growth Company Status

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

Results of Operations of the Company

2025 Operating Highlights

Distributions

●	Declared net distributions totaling $46,855 for the year ended December 31, 2025. The following table details the annualized distribution rates and total returns:

	Class A	Class F	Class I	Class E
	Shares	Shares	Shares	Shares
Annualized Distribution Rate(1)	8.2%	8.2%	8.0%	9.1%
Total Return(2)	8.9%	8.6%	8.2%	10.5%
(1)	The annualized distribution rate is calculated by annualizing the net distribution amounts per share as of December 31, 2025, and divided by the net asset value per share as of November 30, 2025.
(2)	The total return is calculated as the change in NAV per share since January 2, 2025, plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan for Class F and Class I shares only. We believe total return is a useful measure of our overall performance.

Investment Activity

●	Acquired five industrial properties totaling approximately 445,000 square feet during the year ended December 31, 2025. The properties were acquired for an aggregate purchase price of approximately $126,889, including closing costs.

Capital Activity and Financing Activity

●	We raised proceeds of $366,820 from the sale of our common shares, including $263,034 in connection with the initial retail closing, and repurchased 12,494 of our Class I common shares for $250 during the year ended December 31, 2025.

●	We incurred and paid down our mortgage notes and credit facility debt as follows: (i) we borrowed $99,602 and paid down $159,012 on our revolving loan with City National Bank and (ii) we borrowed $78,906 and paid down $78,906 under the Aggregation Facility.
●	We closed our inaugural asset-backed securities transaction (“ABS Program”) on November 25, 2025, marking a significant milestone for the Company. We believe the ABS Program structure provides long-term strategic flexibility, allowing the Company to contribute additional assets and issue future series of notes over time, supporting continued growth and efficient access to capital markets. We borrowed $134,933 pursuant to ABS Program during the year ended December 31, 2025.

Overall Portfolio

As of December 31, 2025, our portfolio consisted of 170 industrial properties leased to 35 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of December 31, 2025:

(1)	Industrial Building Sub-Type Diversification and Geographic Diversification are weighted by square feet while Tenant Industry Diversification is weighted by the forward 12 months cash rent based on in place rent agreements as of December 31, 2025, excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Portfolio Overview

The following table provides information regarding the portfolio as of December 31, 2025:

Location	Number of Properties	Acquisition Date (1)	Ownership Percentage	Occupancy (2)	Square Feet
Various	5	Oct-19	80%	100%	1,356,188
Gainesville, FL	8	Mar-22	100%	100%	444,973
Yaphank, NY	1	Mar-21	80%	100%	491,200
Various	4	Oct-18	70%	100%	951,651
Various	17	Aug-22	100%	100%	597,209
Various	6	Jun-18	50%	100%	1,790,587
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Various	24	Dec-21	80%	100%	606,967
Various	4	Mar-20	100%	100%	451,920
Various	3	Nov-21	80%	100%	861,600
Various	4	Aug-21	100%	100%	972,499
Various	3	Nov-20	80%	100%	639,162
Various	21	Dec-18	100%	100%	539,369
Various	3	Aug-21	80%	100%	183,797
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	3	Jun-21	100%	100%	465,895
Various	4	Dec-21	100%	100%	394,658
Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Various	6	Jun-18	100%	100%	96,444
Various	4	Sep-21	100%	100%	332,681
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	5	Jul-19	100%	100%	438,407
Denver, PA	1	Sep-20	100%	100%	197,300
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Bristol, PA	1	May-21	100%	100%	49,534
London, Ontario	1	Mar-20	100%	100%	340,414
Chicago Heights, IL	1	Sep-20	100%	100%	184,530
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
St. Louis, MO	2	Jun-19	100%	100%	64,609
Sterling, VA	4	Sep-25	100%	100%	316,268
Carlsbad, CA	1	Oct-25	100%	100%	128,745
Total	170			100%	15,852,462
(1)	For investments acquired in connection with the completion of the Formation Transactions on January 2, 2025, the “Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.
(2)	Occupancy represents the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of December 31, 2025.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of December 31, 2025.

				% of Total
	Number of	Number of	Annualized Base	Annualized Base	% of Total Square
Year	Expiring Leases	Properties	Rent(1)	Rent Expiring	Feet Expiring
2026	0	0	$0.0	0.0%	0.0%
2027	0	0	$0.0	0.0%	0.0%
2028	0	0	$0.0	0.0%	0.0%
2029	0	0	$0.0	0.0%	0.0%
2030	0	0	$0.0	0.0%	0.0%
2031	0	0	$0.0	0.0%	0.0%
2032	4	4	$3.7	3.9%	4.4%
2033	1	1	$1.1	1.1%	0.4%
2034	4	10	$3.7	3.9%	5.2%
2035	3	3	$5.6	5.9%	4.1%
Thereafter	30	152	$80.9	85.2%	85.9%
Total	42	170	$95	100%	100%
(1)	Annualized base rent is determined by reference to the Company’s pro rata share of the December 31, 2025 base rent, and is based on in-place lease agreements as of December 31, 2025 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)	Lease expirations are based on current lease terms and do not reflect any unexercised tenant renewal or extension options.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Years Ended December 31,		Change
	2025	2024	2025 compared to 2024
Revenues
Rental revenue	$111,601	$108,138	$3,463
Total revenues	111,601	108,138	3,463
Expenses
Property operating expense	390	425	(35)
Depreciation and amortization	35,747	35,174	573
Management fee	4,606	—	4,606
Performance participation allocation	3,424	—	3,424
General and administrative	3,596	1,838	1,758
Organizational costs	103	—	103
Total expenses	47,866	37,437	10,429
Other (expense)/income
Interest expense	(42,226)	(42,020)	(206)
Other income	577	431	146
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(452)	806	(1,258)
Net change in unrealized depreciation on derivative swaps	(51)	(468)	417
Net realized gain on sales of real estate	—	338	(338)
Net realized loss on financial instruments	—	(83)	83
Total other (expense)/income	(42,152)	(40,996)	(1,156)
Net income before income tax expense	21,583	29,705	(8,122)
Income tax expense	(43)	(431)	388
Net income	21,540	29,274	(7,734)
Net income attributable to non-controlling interests	(5,094)	(4,486)	(608)
Net income attributable to the Company’s shareholders	$16,446	$24,788	$(8,342)

Comparison of the Years Ended December 31, 2025 and 2024

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $111,601 for the year ended December 31, 2025, an increase of $3,463, or 3.2%, compared to $108,138 for the year ended December 31, 2024. This increase was primarily attributed to the acquisition of five industrial properties in 2025.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $390 for the year ended December 31, 2025, a decrease of $35, or 8.2%, compared to $425 for the year ended December 31, 2024. This decrease was primarily driven by lower property operating costs.

Depreciation and amortization – Depreciation and amortization expense was $35,747 for the year ended December 31, 2025, an increase of $573, or 1.6%, compared to $35,174 for the year ended December 31, 2024. The increase was primarily attributed to the acquisition of five industrial properties in 2025.

Management fee – Management fee was $4,606 for the year ended December 31, 2025, an increase of $4,606, from zero for the year ended December 31, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

Performance participation allocation – Performance participation allocation expense was $3,424 for the year ended December 31, 2025, an increase of $3,424, from zero for the year ended December 31, 2024. The increase is related to a fee change between the Predecessor and NEWLEASE.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $3,596 for the year ended December 31, 2025, an increase of $1,758, or 95.6%, from $1,838 for the year ended December 31, 2024, primarily as a result of higher costs associated with public reporting obligations.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees, and was $103 for the year ended December 31, 2025, and zero for the year ended December 31, 2024.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the ABS Program, and our credit facilities and was $42,226 for the year ended December 31, 2025, an increase of $206, or 0.5%, from $42,020 for the year ended December 31, 2024. The increase is primarily due to the incurrence of additional debt related to our new acquisitions, offset by lower debt associated with the sale of two properties during the year ended December 31, 2024.

Other income – Other income is comprised of certain fees paid by tenants in connection with amendments to lease agreements, fees related to sale transactions, and title company refunds and was $577 for the year ended December 31, 2025, an increase of $146, or 33.9%, from $431 for the year ended December 31, 2024. The increase was primarily attributable to yield maintenance proceeds received in connection with the prepayment of mortgages as part of the ABS Program.

Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations – Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was ($452) for the year ended December 31, 2025, a decrease of $1,258, from $806 for the year ended December 31, 2024. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized depreciation on derivative swaps – Net change in unrealized depreciation on derivative swaps is comprised of unrealized depreciation in the fair market value of certain derivatives and was $51 for the year ended December 31, 2025, a decrease of $417, compared to $468 for the year ended December 31, 2024. The decrease reflects changes in market interest rate expectations. NEWLEASE entered into an interest rate swap in August 2025 to hedge exposure to variable interest rates on certain debt facilities. The fair value of the swap declined as market interest rates and forward rate expectations decreased during the latter part of 2025, resulting in the unrealized loss position as of December 31, 2025.

Net realized gain on sales of real estate - Net realized gain on sales of real estate was zero for the year ended December 31, 2025, compared to a gain of $338 for the year ended December 31, 2024. The 2024 gain is related to the sale of two of the Predecessor’s assets.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was zero for the year ended December 31, 2025, compared to a loss of $83 for the year ended December 31, 2024. NEWLEASE does not have realized foreign currency activity in 2025.

Income tax expense – Income tax expense represents income taxes and was $43 for the year ended December 31, 2025, a decrease of $388, from $431 for the year ended December 31, 2024, primarily as a result of the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $629 and availability under our credit facilities of $26,410 as of December 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $366,820, including $263,034 in connection with the initial retail closing, for the year ended December 31, 2025. We may also generate additional liquidity through the sale of our real estate investments, borrowing money through unsecured financings, or incurring other forms of indebtedness, such as through additional issuances under our ABS Program.

We will use cash for (i) new acquisitions of net lease properties and, to a lesser extent, real estate-related investments, (ii) cost of operations (including management fee and performance participation allocation), (iii) debt service, (iv) periodic repurchases under our share repurchase plan (as described herein), and (v) cash distributions to our common shareholders to the extent declared by our Board of Trustees. We believe our current liquidity position is sufficient to meet the needs of our expected investment activity.

Capital Resources

As of December 31, 2025, our indebtedness included loans secured by our properties, unsecured lines of credit, and non-recourse secured debt. The following table is a summary of our indebtedness:

						Principal Balance as of
	Weighted		Weighted		Maximum
	Average		Maturity		Facility	December		December
Indebtedness	Interest Rate		Date		Size	31, 2025		31, 2024
Mortgage notes and credit facilities, net
Notes issued under the ABS Program	5.28%		11/25/2055		$ NA	$134,898	(1)	—
Mortgages	3.94%		3/21/2030		NA	782,757		$828,621
Revolving credit facility	S+2.75	%(2)	7/25/2028		55,000	28,590		88,000
Deferred financing costs, net						(14,125)		(13,098)
Total mortgage notes and credit facilities, net						932,120		903,523
Affiliated line of credit	S+2.35	%(3)	12/31/2027		$50,000	—		—
Aggregation facility	S+2.00	%(4)	8/30/2028	(5)	NA	—		—
Total indebtedness						$932,120		$903,523
(1)	Excludes $358,371 of debt issued under the ABS Program allocated to New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)	The revolving credit facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for year ended December 31, 2025 was 6.99%.
(3)	The affiliated line of credit interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for year ended December 31, 2025 was 6.59%.
(4)	The Aggregation Facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for year ended December 31, 2025 was 6.64%.
(5)	Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.

As of December 31, 2025, approximately 13% of our real estate investment portfolio served as collateral for outstanding borrowings under our ABS Program. We believe the ABS Program provides a level of flexibility not commonly available in traditional non-recourse financing and is often preferable to debt issued in the commercial mortgage-backed securities (CMBS) market. Under the program, an affiliate of the Company acts as both master servicer and special servicer for the collateral pool, enabling active portfolio oversight and timely resolution of asset-level matters. In addition, the ABS Program’s ability to permit the sale or substitution of collateral, subject to meeting defined conditions, enhances our ability to manage the portfolio over time and make changes based on evolving market characteristics. Through the ABS Program structure, we utilize bankruptcy-remote, special purpose subsidiaries to issue multiple series of investment-grade net lease mortgage notes (ABS notes) over time, which are secured by certain of our properties and properties of one or more investment vehicles managed by an affiliate of New Mountain.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset backed securities market. These ABS notes are typically issued in three classes, Class A, Class B, and Class C. In November 2025, our consolidated special purpose entities issued Series 2025-1 of net lease mortgage notes consisting of an aggregate principal amount of $134,933 across such classes, as summarized below.

Note Class	Rating (1)	Amount (2)	Coupon Rate	Term	Maturity
Class A	AAA	$92,517	5.14%	30 years	November 2055
Class B	AA	26,992	5.33%	30 years	November 2055
Class C	A	15,424	6.07%	30 years	November 2055
Total/Weighted Average Coupon Rate		$134,933	5.28%
(1)	By S&P Global Ratings.
(2)	Excludes $358,371 of debt issued under the ABS Program allocated to NMNL II related to properties contributed by such entity. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.

In conjunction with the ABS Program transaction, we prepaid, without penalty, an aggregate of $122,199 of mortgage notes. These prepaid mortgages were scheduled to mature in 2026 and 2027 and bore a weighted average interest rate of 5.87%.

Cash Flows

Cash flows provided by operating activities were $54,026 for the year ended December 31, 2025 compared to $56,723 for the year ended December 31, 2024. The change in cash flows provided by operating activities was primarily due to an increase in other assets partially offset by an increase in accounts payable and accrued expenses.

Cash flows provided by (used in) investing activities were ($127,025) for the year ended December 31, 2025 compared to $20,288 for the year ended December 31, 2024. The change in cash flows used in investing activities was primarily due to real estate acquired in 2025 and real estate sold in 2024.

Cash flows provided by (used in) financing activities were ($172,443) for the year ended December 31, 2025 compared to $186,906 for the year ended December 31, 2024. The change in cash flows from financing activities was primarily due to subscriptions received in advance, redemptions of common stock, and additional debt for the purchase of new properties and implementation of the ABS Program.

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

Investments in Real Estate

At acquisition, we determine whether an investment will qualify as asset acquisitions or business combinations pursuant to ASC 805 – “Business Combinations.” We expect most of our investments to be asset acquisitions.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the years ended December 31, 2025 and 2024.

Revenue Recognition

We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of December 31, 2025 (in thousands):

		Less than 1			More than 5
Obligation	Total	year	1-3 years	4-5 years	years
Indebtedness	$946,245	$33,616	$212,897	$378,811	$320,921
Organization and offering costs	5,567	1,113	2,227	2,227	—
Total	$951,812	$34,729	$215,124	$381,038	$320,921

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

As of December 31, 2025, our indebtedness was $932,120 and consisted of debt issued under our ABS Program, mortgages, and a revolving credit facility (excluding $358,371 of debt issued under the ABS Program related to properties contributed by NMNL

II, for which an intercreditor agreement relates). The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II. Our revolving credit facility is variable rate debt and indexed to daily simple SOFR.

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

As of December 31, 2025, NEWLEASE held a derivative contract which we entered into in August 2025 in the form of an interest rate swap. As of December 31, 2024, we did not have any derivative contracts.

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None. There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We operate under the direction of our Board of Trustees. Our Board of Trustees will retain the Adviser to manage our investments, subject to supervision by the Board of Trustees.

Executive Officers and Trustees

			Position
			Held
Name	Age*	Position	Since
Teddy Kaplan	51	Chief Executive Officer, President, and Trustee	2024
Michael McCarthy	46	Trustee	2024
Adam B. Weinstein	45	Trustee	2024
Kellie Steele	37	Chief Financial Officer	2024
Sheila K. McGrath	60	Independent Trustee	2024
Stuart B. Brown	59	Independent Trustee	2024
Bruce D. Martin	57	Independent Trustee	2024
Keven J. Lindemann	57	Independent Trustee	2024
*	As of December 31, 2025

Each trustee will hold office until his or her death, resignation, removal, disqualification or adjudication of legal incompetence or the election and qualification of his or her successor. The address for our trustee and each of our executive officers is c/o 1633 Broadway, New York, New York 10019.

Each officer holds office at the pleasure of our Board of Trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Biographical Information

The biographical information of trustees is set forth below:

Non-Independent Trustees

Teddy Kaplan, Chief Executive Officer, President, and Trustee of the Company, Managing Director of New Mountain and NMNL Portfolio Manager, has served as our Chief Executive Officer and President since our formation in August 2024 and as a trustee since December 2024. He joined New Mountain in 2016. With over 22 years of net lease experience, Mr. Kaplan is regarded as a veteran industry leader. Prior to joining New Mountain, he was Managing Director of Angelo, Gordon & Co., where he was instrumental in the formation and management of Angelo, Gordon’s net lease real estate funds from 2006 to 2015. Mr. Kaplan was Co-Manager of Angelo Gordon’s first two net lease funds, with combined committed equity capital of approximately $720 million. He served on the investment committees of all Angelo Gordon net lease funds, including the firm’s third net lease fund, which had committed equity capital of $1 billion. Prior to that, he was with W. P. Carey Inc. from 2003 to 2006, where he led the origination, underwriting, and financing of net lease real estate investments in a wide range of industries. Since 2003, Mr. Kaplan has originated, underwritten, and financed over $5 billion in net lease and other real estate transactions. Mr. Kaplan previously worked at Meyer, Duffy & Associates making private equity investments in growth and early-stage companies and at Brown Brothers Harriman in corporate banking. Mr. Kaplan received his B.S. from the McIntire School of Commerce at the University of Virginia in 1996 and his M.B.A. from Columbia Business School in 2003. He is involved with and a trustee of several educational institutions and organizations.

Mr. Kaplan provides our Board of Trustees with extensive investment management and real estate experience, as well as leadership experience within New Mountain.

Adam B. Weinstein, Trustee of the Company, Managing Director of New Mountain, has served as a trustee since our formation in August 2024. Mr. Weinstein serves as a Managing Director, Head of Firm Operations and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche, LLP and worked in that firm’s merger and acquisition and private equity investor services areas. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations.

Mr. Weinstein provides our Board of Trustees with extensive investment management and capital markets experience, as well as leadership experience within New Mountain.

Michael McCarthy, Trustee of the Company, Managing Director, Operations, of New Mountain, has served as our Trustee since December 2024. Mr. McCarthy joined New Mountain in 2005. Mr. McCarthy focuses on firm operations and New Mountain Wealth Solutions. He previously worked in equity trading at Gartmore Separate Accounts, LLC and at Deutsche Bank in Derivative Operations. He received his B.S., cum laude, in Finance from Fairfield University in 2002. He is a CFA charterholder.

Mr. McCarthy provides our Board of Trustees with extensive operations experience, as well as leadership experience within New Mountain.

Independent Trustees

Sheila K. McGrath, Trustee of the Company, has served as a trustee since December 2024. Ms. McGrath has more than 25 years of experience covering real estate investment trusts as an equity analyst. She has served on the board of directors of Mid-America Apartment Communities, Inc. (NYSE: MAA), a publicly-traded real estate investment trust, since September 2024, Alexandria Real Estate Equities, Inc. (NYSE: ARE), a publicly-traded real estate investment trust, since December 2023 and on the board of directors of Granite Pointe Mortgage Trust Inc. (NYSE: GPMT) since January 2023. Ms. McGrath was a senior managing director at Evercore ISI covering U.S. equity REITs, real estate operating companies, and Mexican real estate investment vehicles, or FIBRAs, from 2012 until 2022. Prior to joining Evercore ISI, she was managing director and sector head for REIT research at Keefe, Bruyette & Woods for five years and was a member of the firm’s Research Review Committee and Leadership Committee. Between 1994 and 2007, Ms. McGrath covered real estate investment trusts and real estate operating companies as an equity research analyst at several firms, including Smith Barney and UBS. Ms. McGrath is an active member of the National Association of Real Estate Investment Trusts (NAREIT), including roles on the Advisory Board of Governors and Real Estate Investment Advisory Council (REIAC). She also serves on and was a founding member of the Advisory Board of Rutgers Business School’s Center for Women in Business (CWIB). Ms. McGrath received her B.A. in Economics from Lafayette College and her M.B.A. in Finance from Rutgers University.

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

Keven J. Lindemann, Independent Trustee of the Company, has served as a trustee since December 2024. Mr. Lindemann currently serves as the Executive Director of the White Ruffin Byron Center for Real Estate at the University of Virginia, having previously served as the Executive-in-Residence from October 2023 to January 2024. He served as the Senior Director, Global Head of Real Estate at S&P Global Market Intelligence from 2019 to July 2023. Mr. Lindemann received his Bachelor of Arts, History from the University of Virginia and his Master of Business, Management, Finance and Real Estate from the University of Denver.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and other dispositions of our securities by trustees, officers, and employees, if any, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws and rules and regulations. We have also implemented processes for our own purchases, sales and/or other dispositions of our securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and directors have complied in a timely manner with all applicable Section 16(a) filing requirements except that Form 4s were filed on January 12, 2026, for each of Messrs. Brown, Kaplan, Martin, Lindemann, McCarthy and Ms. Steele to report acquisitions of securities that should have been reported by January 6, 2026.

ITEM 11. Executive Compensation

Compensation of Executive Officers and Trustees

Compensation of Executive Officers

We currently do not have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of the Adviser, New Mountain or their affiliates, pursuant to the terms of the Advisory Agreement. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser, New Mountain or their affiliates.

None of our executive officers receive direct compensation from us. Additionally, we do not determine the form or amount of compensation and benefits awarded by the Adviser, New Mountain or their affiliates, to our executive officers for their services to us. Instead, the Adviser, New Mountain and their affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to us. The Adviser, New Mountain and their affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation or other employee benefits plans and programs.

The Adviser is responsible, without reimbursement from us, for the expenses of its normal operating overhead, including salaries of the Adviser’s and its affiliate’s investment employees and senior advisors, and rent and other expenses incurred in maintaining the Adviser’s place of business. However, we will reimburse the Adviser, New Mountain or their affiliates for all costs, expenses and liabilities that in the good faith judgment of the Adviser are incurred by or arise out of the operation and activities of the Company and the Operating Partnership, including for services performed by the Company’s executive officers for the Company’s allocable portion of the compensation, benefits and related expenses (including travel expenses) paid by the Adviser (or its affiliates) to the Company’s executive officers (based on the percentage of time such individuals devote, on the Adviser’s estimated basis, to the business affairs of the Company and/or in acting on behalf of the Company). See “Item 1A. Risk Factors—Risks Related to our Relationship with the Adviser” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” of this Annual Report on Form 10-K.

In addition, the Advisory Agreement does not require that any of our executive officers dedicate a specific amount of time to fulfilling the Adviser’s, New Mountain’s, or their affiliates’ obligations to us under the Advisory Agreement and does not require a specified amount or percentage of the fees under the Advisory Agreement to be allocated to our executive officers. Instead, our executive officers are required to devote such amount of their time to our management as necessary and appropriate, commensurate with our level of activity. Furthermore, except as described above, the Adviser, New Mountain and their affiliates do not compensate their employees who serve as our executive officers specifically for their services to us, because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of the Adviser. Accordingly, the Adviser and New Mountain have informed us that, aside from amounts reimbursed under the Advisory Agreement, they cannot otherwise identify the portion of the compensation awarded to our other executive officers that relates solely to such executives’ services to us.

For the year ended December 31, 2025, we incurred $281 in connection with the compensation expenses of Teddy Kaplan and Kellie Steele, respectively (collectively, our “named executive officers”), that were specifically attributed to services performed for us and due to be reimbursed to the Adviser, New Mountain or their affiliates.

Summary Compensation Table

The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Comp	Total
Teddy Kaplan(1)
Chief Executive Officer,
President and Trustee	2025	$—	$—	$—	$—
Kellie Steele
Chief Financial Officer	2025	$126	$134	$20	$281
(1)	We do not reimburse the Adviser and/or their affiliates for any compensation paid to Teddy Kaplan for services rendered to us.

There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2025.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Trustees. Our Independent Trustees participate in the consideration of our Board of Trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Independent Trustee Compensation

We compensate each of our non-employee trustees who are not affiliated with the Adviser or New Mountain with an annual retainer of $100,000, 75% of which is payable in cash in quarterly installments and the remaining 25% is payable in restricted common share units (“RSUs”). The chairperson of our Audit Committee is paid an additional $10,000 annual cash retainer. The annual grant of RSUs is based on the then-current per share transaction price of our Class E common shares at the time of grant and generally vests one year from the date of grant. In addition, in November 2025, the Board approved grants of RSUs, which were issued in January 2026.

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

	Fees Earned or	Stock
Name	Paid in Cash	Awards	Total
Sheila K. McGrath	$75	$25	$100
Stuart B. Brown	$85	$25	$110
Bruce D. Martin	$75	$25	$100
Keven J. Lindemann	$75	$25	$100

For the period ended December 31, 2025, we paid $410 in compensation to our Independent Trustees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The below table depicts ownership information for persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and executive officers and all executive officers and trustees as a group. As of March 30, 2026, there were a total of 36,098,175 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1633 Broadway, New York, NY 10019.

	Number of Shares
Name and Address(1)	Beneficially Owned	Percentage
Trustees and Executive Officers
Teddy Kaplan	598,015	1.7%
Michael McCarthy	6,152	*
Adam B. Weinstein	272,233	*
Kellie Steele	37,026	*
Sheila K. McGrath (2)	1,250	*
Stuart B. Brown (2)	1,250	*
Bruce D. Martin (2)	62,643	*
Keven J. Lindemann (2)	1,250	*
All executive officers and trustees as a group	979,819	2.7%
5% Shareholders
Windom Investments PTE LTD (3)	6,750,000	18.6%
San Francisco City and County Employees’ Retirement System (4)	2,500,000	6.9%
New Mountain GP Holdings	2,471,527	6.8%
New Mountain GP Holdings, L.P.	2,337,831	6.5%
*	Represents less than 1%
(1)	Unless otherwise provided herein, the address for all parties listed above is 1633 Broadway New York, NY 10019.
(2)	Each of our Independent Trustees received a grant of restricted Class E shares, as part of their annual compensation, on January 2, 2026, which will vest on January 2, 2027. See “Item 11. Executive Compensation—Independent Trustee Compensation.”
(3)	The address of Windom Investments PTE LTD is 60B Orchard Road, #06-018, The Atrium Orchard, Singapore 238891.
(4)	The address of San Francisco City and County Employees’ Retirement System is 1145 Market St 5th Fl, San Francisco, CA 94103.

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

Term and Termination Rights

Unless earlier terminated, the Advisory Agreement will remain in effect until January 2, 2027, and will continue automatically for successive two-year renewal periods thereafter unless at least two-thirds of the Independent Trustees agree that (i) there has been unsatisfactory performance by the Adviser that is materially detrimental to the Company and the Operating Partnership or (ii) the compensation payable to the Adviser under the Advisory Agreement is unfair; provided that the Company and the Operating Partnership do not have the right to terminate the Advisory Agreement under clause (ii) above if the Adviser agrees to continue to provide the services under the Advisory Agreement at a reduced fee that at least two-thirds of the Independent Trustees determines to be fair.

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

For the year ended December 31, 2025, the Company issued $75 in shares, respectively, to the Adviser as payment for management fees and the Advisor submitted $75 in shares for repurchase. The Company also had a payable of $449 related to the management fees as of December 31, 2025.

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

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

●	First, if the Total Return with respect to Class I units Class F units and Class A units for the applicable period exceeds the sum, with respect to such relevant class of Operating Partnership units, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals (A) 12.5%, with respect to Class I units, (B) 10%, with respect to Class F units and (C) 5%, with respect to Class A units, of the sum of (x) the Hurdle Amount with respect to such class of Operating Partnership units for that period and (y) any amount allocated to the Special Limited Partner with respect to such class of Operating Partnership units pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
●	Second, to the extent there are remaining Excess Profits, (A) 12.5%, with respect to Class I units, (B) 10%, with respect to Class F units and (C) 5%, with respect to Class A units, of such remaining Excess Profits.

“Total Return” with respect to any Operating Partnership units for any period since the end of the prior calendar year shall equal the sum of:

(i)	all distributions accrued or paid (without duplication) on the Class I units, Class F units and Class A units (collectively referred to as, the “Performance Participation OP Units”) plus
(ii)	the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, and (y) any allocation/accrual to the performance participation interest.

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

Distributions on the performance participation interest may be payable in cash or Class E units, or any combination thereof, at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request that the Operating Partnership redeem such Operating Partnership units from the Special Limited Partner at a later date. Any such redemption requests will not be subject to the terms and limitations applicable to the equity commitment made by New Mountain and certain of its professionals and senior advisors. The Operating Partnership will repurchase any such Class E units for Class E shares of our common shares or cash (in our sole discretion).

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

During the year ended December 31, 2025, the Company recognized $3,424 of performance participation allocation expense in the Company’s Consolidated Statement of Operations.

During the year ended December 31, 2025, the Company issued 116,724 of Class E OP units to the Special Limited Partner as payment of performance participation allocation at the respective NAV per units.

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

Advanced Organization and Offering Costs

The Adviser has agreed to advance on our behalf our organization and offering expenses (including legal, accounting, and other expenses attributable to the organization), excluding certain investment-related expenses and financing expenses, through the date that is 12 months following the initial closing of the private offering. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. After the date that is 12 months following the initial closing of the private offering, we will reimburse the Adviser for any organization and offering costs associated with the private offerings that it incurs on our behalf as and when incurred. As of December 31, 2025, the Adviser has incurred organization and offering expenses on our behalf of approximately $4,733. Organization expenses are expensed as incurred, and offering expenses are charged to equity. Any amount due to the Adviser but not paid are recognized as a liability on the Company’s balance sheet under Due to affiliates.

Fees from Other Services of the Adviser

We may retain certain affiliates of the Adviser, from time to time, for services relating to the investments or operations, including in-house transactional legal and tax services, accounting services (including but not limited accounting and shadow accounting, investor reporting, meeting preparation, corporate and tax structuring and related services), treasury services, leveraged purchasing, IT system support, system implementation, risk management services (including but not limited to anti-money laundering and know-your-customer services and monitoring and compliance), compliance related services, including all compliance services provided by New Mountain’s compliance personnel with respect to us, our investments and their activities (including, without limitation, services related to legal and regulatory compliance obligations (e.g., reporting and filing obligations) under U.S. federal, state, local, non-U.S. or other laws and regulations related to our activities and the making, holding or disposing of our investments), local and state filing services, asset management and operations, hedging and currency management, fund finance, fund borrowing, environmental, social and governance services, services related to transfers of shares, investor relations services, property management services and operations (including but not limited to the initial and continuing review of the property condition, phase Is, seismic reports, and insurance, quarterly tenant monitoring, lease and loan compliance), audit services, public filing requirement services, valuation services, account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, vendor management, operational services, tax services, loan management services, construction management services, leases services, property, title, and/or other types of insurance and related services, transaction support services, transaction consulting services, and other similar operational matters. Any such arrangements will be at or below market rates. For more information about such services, please see “Item 13. Certain Relationships and Related Transactions, and Trustee Independence - Potential Conflicts of Interest.”

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

Potential Conflicts of Interest

Various potential and actual conflicts of interest may arise from the overall investment activities of New Mountain and its affiliates. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Any references to New Mountain in this section include its affiliates, partners, members, shareholders, officers, directors and employees.

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

For example, New Mountain manages NMNL II, a private fund with the primary objective of capitalizing on current market opportunities to create a diversified portfolio of primarily long-term leased, operationally critical, single-tenant, non-investment grade, industrial and life science net lease real estate assets primarily located in North America. Subject to restrictions in the relevant agreements, New Mountain may raise Other New Mountain Accounts and such Other New Mountain Accounts may from time-to-time make investments that would be suitable for the Company. In particular, the investment objectives of NMNL II overlaps with those of the Company, and may (along with Other New Mountain Accounts) from time to time (or programmatically) invest alongside of (or in lieu of) the Company in one or more investment opportunities suitable for the Company. New Mountain may also establish one or more Other New Mountain Accounts with investment objectives similar to, or that overlap with the Company’s investment objectives (e.g., investment funds established primarily to invest within a particular sector or geography, or with different target returns than the Company, such as an investment fund focused primarily on net lease investments). For example, New Mountain may establish one or more investment funds or accounts with different target returns than the Company, such as an investment fund focused primarily on net lease real estate investments, one or more investment funds or accounts for the purpose of investing in and/or alongside one or more Other New Mountain Accounts (either on an ad hoc and/or programmatic basis), which may include the Company. New Mountain will allocate investment opportunities to the Company and Other New Mountain Accounts with overlapping objectives (such as the Other New Mountain Accounts described in the preceding sentence) in a manner New Mountain determines to be fair and reasonable or as otherwise permitted by the relevant agreements. As a result of the foregoing, the Company may participate in certain investment opportunities otherwise suitable for the Company to a lesser extent, or not at all. For example, New Mountain may prioritize the allocation of investment opportunities to NMNL II. New Mountain will make such allocation determinations based on expectations that will, in certain circumstances, prove inaccurate. Such determinations are largely subjective and New Mountain will have significant latitude in making such determinations. Information unavailable to New Mountain, or circumstances not foreseen by New Mountain at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that New Mountain determines to be consistent with the return objectives of an Other New Mountain Account focused primarily on core real estate investments rather than the Company’s return objectives may ultimately generate an actual return that would have been appropriate for the Company. Conversely, an investment that New Mountain expects to be consistent with the Company’s return objectives may, in certain circumstances, fail to achieve them. In addition, there may be circumstances when New Mountain considers a potential investment on behalf of the Company, determines not to make such investment and an investment is eventually made by Other New Mountain Accounts. In these circumstances, another New Mountain client may benefit from research by the Company’s investment team and/or from costs received by the Company in pursuing the potential investment, but will not be required to reimburse the Company for expenses incurred in connection with such investment.

The Company will invest from time to time (or programmatically) alongside one or more Other New Mountain Accounts in investments that are suitable for both the Company and such Other New Mountain Accounts. Participating in investments alongside such Other New Mountain Accounts will subject the Company to several risks and conflicts. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and such Other New Mountain Accounts may not be the same. Such considerations may result in the Company foregoing certain governance rights (such as board seats and/or budget approvals) that would otherwise be available, or investing in particular investments to a lesser degree than would otherwise be available in order to stay below certain ownership thresholds. Additionally, the Company and such Other New Mountain investments will generally have different investment periods or expiration dates and/or investment objectives (including return profiles) than New Mountain, and as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. Such differences may also impact the allocation of investment opportunities (including follow-on investments related to earlier investments made by the Company and such Other New Mountain Accounts). Such

Other New Mountain Accounts may also have certain governance rights for legal, regulatory or other reasons that the Company will not have. As such, the Company and/or such Other New Mountain Accounts may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration than is offered to the shareholders (e.g., some or all shareholders may receive cash whereas other shareholders and investors in Other New Mountain Accounts may be provided the opportunity to receive distributions in-kind in lieu thereof).

The Adviser has agreed, and may agree in the future, to address certain legal, tax, regulatory or other considerations applicable to certain shareholders or investors in co-investment funds or Other New Mountain Accounts that will impact the time and terms of investment and divestment determinations with respect to the Company and such co-investment funds and Other New Mountain Accounts in investment opportunities. For example, New Mountain may agree with investors in co-investment funds or Other New Mountain Accounts to qualify as a “venture capital operating company” within the meaning of United States Department of Labor regulations. Compliance with such arrangements may result in greater investment-related expenses (which may be borne in part by the Company, even if the expenses relate to compliance with such arrangements with investors in other investment vehicles) than would otherwise be the case. As a result, such investment vehicles may invest in and divest from certain investment opportunities alongside the Company at different times or on different terms (including different financing terms and/or by way of a syndication from the Company). In connection with the foregoing, New Mountain expects to negotiate or assign certain management rights with respect to an investment to such investment vehicle(s), as opposed to the Company and such investment vehicle(s) as a whole.

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

Likewise, for certain real estate debt and real estate-related securities hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Company. For these transactions, it is anticipated that the Company would then enter into back-to-back trade confirmations or other similar arrangements with the relevant Other New Mountain Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where the Company participates in an investment alongside any co-investment vehicle or Other New Mountain Account, the Company may bear more than its pro rata share of relevant expenses related to such investment, including, but not limited to, as the result of such Other New Mountain Account’s insufficient reserves to cover expenses. It is not expected that the Company or Other New Mountain Accounts will be compensated for agreeing to be primarily liable vis à vis a third-party counterparty. Moreover, in connection with the divestment of all or part of an investment, New Mountain will seek to track the ownership interests, liabilities and obligations of the Company and any Other New Mountain Accounts owning an interest in the investment, but it is possible that the Company and applicable Other New Mountain Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of the Company and such Other New Mountain Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.

Moreover, in connection with seeking financing or refinancing of our real estate investments, it may be the case that better financing terms are available when more than one investment provides collateral, particularly in circumstances where the investments are similar in nature. As such, rather than seeking such financing or refinancing on its own, an investment of the Company may enter into cross-collateralization arrangements with another investment of the Company or investments of one or more Other New Mountain Accounts. While New Mountain would expect any such financing arrangements to generally be non-recourse to the Company and the Other New Mountain Accounts, as a result of any cross-collateralization, the Company could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the Other New Mountain Accounts.

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

In addition, the Adviser has entered into an agreement with Blackstone Advisory Partners L.P., an affiliate of Blackstone (“BAP”), whereby BAP may, in consultation with the Adviser, refer prospective investors to the Company and certain other New Mountain funds and accounts. BAP is not entitled to receive any fees from the Adviser, its affiliates or any other person or entity in connection with such referrals.

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

As described above, up to 5% of the amount to be invested by the Company in any investment opportunity may, in the Adviser’s sole and absolute discretion, be allocated to any other New Mountain investment fund and/or managed account. New Mountain may form one or more Other New Mountain Accounts for the benefit of one or more third party investors that will be entitled to all or a portion of such allocation with respect to any investment, alongside one or more New Mountain investment funds or managed accounts (including, potentially, the Company). Distributions to investors in any such Other New Mountain Account may be more economically favorable to the participants in such Other New Mountain Account than the Company’s shareholders. No such account or vehicle, including, for the avoidance of doubt, any Other New Mountain Account formed solely to participate as such a co-investor alongside one or more of the Company and/or Other New Mountain Account, will be considered a successor fund. No rights or benefits granted to an investor or Other New Mountain Account (or any investor in any such Other New Mountain Account) that participates as such a co-investor will be subject to any most-favored-nations provisions, including in cases where such investor or such Other New Mountain Account participates in all of the investments made by the Company or such investor or such Other New Mountain Account (or any investor in any such Other New Mountain Account) also invests in the Company. The participation of any such Other New Mountain Account alongside the Company will have the practical effect of enlarging the capital available to New Mountain for deployment in the Company’s investment program and will not be counted toward any limitation on aggregate commitments to the Company.

Financing; Debt Investments by Investors in Other New Mountain Accounts

New Mountain will take into account various facts and circumstances it deems relevant in selecting financing sources for the Company and/or its investments, including a potential lender’s prior expression of an interest in evaluating financing opportunities, New Mountain’s prior experiences with such lender and such lender’s ongoing or prior commitment to the success of New Mountain and its funds, the timing and size of the potential lender’s loan amount, the availability of other sources of financing, the creditworthiness of the lender and such other factors deemed relevant by New Mountain under the circumstances. The cost of debt alone is not determinative. New Mountain may from time to time offer investors in Other New Mountain Accounts the opportunity to participate in financing arrangements with respect to the Company and or its investments (either on an ad hoc or a programmatic basis). New Mountain may be incentivized to accept less favorable financing terms from investors in Other New Mountain Accounts and other parties New Mountain has material relationships with than it would from others.

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

Additionally, certain personnel and other professionals of New Mountain have family members or relatives that are actively involved in industries and sectors in which the Company invests or has business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such personnel, other professionals, family members or relatives might be officers, directors, personnel or owners of real estate assets which are actual or potential investments of the Company or other counterparties of the Company and its investments and/or assets. Moreover, in certain instances, the Company or its investments may purchase or sell real-estate assets from or to, or otherwise transact with, real estate assets that are owned by such personnel, other professionals, family members or relatives or in respect of which such personnel, other professionals, family members or relatives have other involvement. These relationships have the potential to influence New Mountain, in deciding whether to select, recommend or create such service providers to perform services for the Company or an investment (the cost of which will generally be borne directly or indirectly by the Company or such investment, as applicable) and to incentivize New Mountain to engage such service provider over a third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and New Mountain undertakes no obligations to select service providers who may have lower rates. New Mountain undertakes no minimum amount of benchmarking. To the extent New Mountain does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not New Mountain has a relationship or receives financial or other benefits from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at a lesser cost. To the extent New Mountain determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by New Mountain. The shareholders rely on New Mountain to manage these conflicts in its sole discretion.

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

Diverse Shareholder Group

The shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting regulatory, investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of investments made by the Company and other such partnerships, the selection, structuring, acquisition and management of the investments, the timing of disposition of investments, internal investment policies of the Adviser and shareholders and target risk/return profiles of shareholders. Consequently, conflicts of interest may arise in connection with the decisions made by the Adviser, including with respect to the nature or structuring of the Company’s investment that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments which have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring the investments appropriate for the Company, the Adviser will generally consider the investment and tax objectives of the Company (and those investors in other investment vehicles managed or advised by the Adviser) as a whole, and not the investment, tax or other objectives of any shareholder individually. As a result of disparate tax considerations applicable to certain investors in the Company, but not other investors therein, not all such investors will participate in investments through the same investment structures and vehicles, and the securities indirectly held by such investors (or consideration ultimately distributed to such investors) may differ as a result of the foregoing, and there can be no assurance that the foregoing considerations will not impact (positively or negatively) the returns achieved by any investor, as compared to other investors. In addition, certain shareholders may also be shareholders in other New Mountain funds, including co-investment vehicles that may invest alongside the Company in one or more investments. It is also possible that the Company or the Company’s investment may be counterparties (such counterparties dealt with on an arm’s-length basis) or participants in agreements, transactions, or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholders described in the previous sentence may therefore have different information about New Mountain and the Company than shareholders not similarly positioned.

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

Smaller Reporting Company

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information on our ownership.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive management fees in addition to the reimbursement of certain expenses. The Special Limited Partners of the Operating Partnership will also be entitled to receive the performance participation allocation, as described herein. In addition, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of their affiliates. See “Item 1. Business—Our Adviser.”

ITEM 14. Principal Accounting Fees and Services Independent

Auditors

Deloitte served as our independent auditor during the years ended December 31, 2025 and 2024.

Audit and Non-Audit Fees

The following table sets forth the fees billed by our independent registered public accounting firm, Deloitte, as of the date of this filing for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Audit fees	$696	$1,189	(1)
Audit-related services	—	—
Tax fees	—	—
All other fees	25	—
Total	$721	$1,189
(1)	Audit fee includes costs incurred for professional services rendered in connection with the PCAOB financial statement audits for the Predecessor and other services related to SEC matters in connection with the Registration Statement.

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

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

1. The financial statements are contained herein on pages F-1 to F-34 of this Annual Report on Form 10-K.

2. The financial statement schedules required to be filed by Item 8 of this Form are contained herein on pages F-1 to F-34 of this Annual Report on Form 10-K.

3. Exhibits:

Exhibit No.	Description
3.1	Certificate of Trust of the Company, dated August 5, 2024 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on October 16, 2024 and incorporated by reference herein)

3.2

Amended and Restated Declaration of Trust of the Company, dated December 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 and incorporated by reference herein)

4.3*	Description of Registrant’s Securities

10.1

Advisory Agreement, dated January 2, 2025, by and among New Mountain Net Lease Trust, NEWLEASE Operating Partnership, L.P. and New Mountain Finance Advisers, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.2

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed on November 27, 2024 and incorporated by reference herein)

10.3

Second Amended and Restated Limited Partnership Agreement of NEWLEASE Operating Partnership, L.P., dated December 31, 2025, by and among New Mountain Net Lease Trust, as the general partner, NEWLEASE Special Limited Partner, L.P. and the other limited partners party thereto from time to time

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

Agreement and Plan of Merger, dated January 2, 2025, by and among New Mountain Net Lease Partners, L.P., NMNL QRS, Inc., New Mountain Net Lease Trust and NMNC Initial L.P., L.L.C. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 and incorporated by reference herein)

10.8

Uncommitted Revolving Loan Agreement, dated as of January 2, 2025, by and between NEWLEASE Operating Partnership, L.P. and NM Partners Manager Holdings, L.P. (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated by reference herein)

14.1*	Code of Ethics

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form 10 filed on November 27, 2024 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; and (iv) Consolidated Statements of Cash Flows

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

Date: March 30, 2026
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MOUNTAIN NET LEASE TRUST
Date: March 30, 2026
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: March 30, 2026
	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2026
	By:	/s/ Adam B. Weinstein
	Name:	Adam B. Weinstein
	Title:	Trustee

Date: March 30, 2026
	By:	/s/ Michael McCarthy
	Name:	Michael McCarthy
	Title:	Trustee

Date: March 30, 2026
	By:	/s/ Sheila K. McGrath
	Name:	Sheila K. McGrath
	Title:	Trustee

Date: March 30, 2026
	By:	/s/ Stuart B. Brown
	Name:	Stuart B. Brown
	Title:	Trustee

Date: March 30, 2026
	By:	/s/ Bruce D. Martin
	Name:	Bruce D. Martin
	Title:	Trustee

Date: March 30, 2026
	By:	/s/ Keven J. Lindemann
	Name:	Keven J. Lindemann
	Title:	Trustee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of New Mountain Net Lease Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Mountain Net Lease Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2026

We have served as the Company’s auditor since 2024.

PART I – Financial Information

ITEM I: Financial Statements

New Mountain Net Lease Trust

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$1,294,008	$1,204,195
Intangible assets, net	43,892	36,854
Cash and cash equivalents	629	3,335
Restricted cash	19,988	263,135
Other assets	82,463	63,908
Total assets	$1,440,980	$1,571,427
Liabilities
Mortgage notes and credit facility, net	$932,120	$903,523
Subscriptions received in advance	19,786	262,934
Accounts payable and accrued expenses	11,242	3,352
Due to affiliates	6,246	294
Distribution and redemption payable	4,534	—
Intangible liabilities, net	6,394	1,065
Other liabilities	4,613	2,972
Total liabilities	984,935	1,174,140
Commitments and contingencies (see Note 16)
Redeemable non-controlling interests (Note 12)	2,390	—
Equity
Common shares – Class A; $0.01 par value per share; 9,159,016 and 831,571 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	92	8
Common shares – Class F; $0.01 par value per share; 11,565,231 and 6,287,642 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	115	63
Common shares – Class I; $0.01 par value per share; 4,673,018 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	47	—
Common shares – Class E; $0.01 par value per share; 6,712,132 and 20,188,521 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	67	202
Additional paid-in capital	531,747	441,319
Earnings less than distributions	(135,177)	(104,860)
Total shareholders’ equity	396,891	336,732
Non-controlling interests	56,764	60,555
Total equity	453,655	397,287
Total liabilities and shareholders’ equity	$1,440,980	$1,571,427

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended
	December 31, 2025	December 31, 2024
Revenues
Rental revenue	$111,601	$108,138
Total revenues	111,601	108,138
Expenses
Property operating expense	390	425
Depreciation and amortization	35,747	35,174
Management fee	4,606	—
Performance participation allocation	3,424	—
General and administrative	3,596	1,838
Organizational costs	103	—
Total expenses	47,866	37,437
Other (expense)/income
Interest expense	(42,226)	(42,020)
Other income	577	431
Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations	(452)	806
Net change in unrealized depreciation on derivative swaps	(51)	(468)
Net realized loss on financial instruments	—	(83)
Net gain on sales of real estate	—	338
Total other (expense)/income	(42,152)	(40,996)
Net income before income tax expense	21,583	29,705

Income tax expense	(43)	(431)
Net income	21,540	29,274

Net income attributable to non-controlling interests	(5,094)	(4,486)
Net income attributable to the Company’s shareholders	$16,446	$24,788
Class A weighted average shares outstanding – basic and diluted	9,126,780	831,571
Class F weighted average shares outstanding – basic and diluted	11,354,436	6,287,642
Class I weighted average shares outstanding – basic and diluted	1,848,634	—
Class E weighted average shares outstanding – basic	6,712,132	20,188,521
Class E weighted average shares outstanding – diluted	6,768,208	20,188,521
Earnings per Class A share - basic and diluted	$0.55	$0.91
Earnings per Class F share - basic and diluted	$0.45	$0.91
Earnings per Class I share - basic and diluted	$0.35	$—
Earnings per Class E share - basic and diluted	$0.84	$0.91

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except per share data)

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2023	$8	$63	$—	$202	$441,318	$(79,383)	$362,208	$65,856	$428,064
Capital contributions	—	—	—	—	1	—	1	—	1
Net Income	—	—	—	—	—	24,788	24,788	4,486	29,274
Distributions on common shares ($1.8407 gross per share)	—	—	—	—	—	(50,265)	(50,265)	(50,265)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,787)	(9,787)
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287

					Additional	Earnings	Total
	Par Value				Paid-in	less than	Shareholders’	Non-controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	84	52	47	—	365,216	—	365,399	—	365,399
Offering costs	—	—	—	—	(5,465)	—	(5,465)	—	(5,465)
Distribution reinvestment	—	—	—	—	1,420	—	1,420	—	1,420
Common shares redeemed	—	—	—	(135)	(270,713)	—	(270,848)	—	(270,848)
Net income	—	—	—	—	—	16,446	16,446	5,094	21,540
Distributions on common shares ($1.6102 gross per share)	—	—	—	—	—	(46,763)	(46,763)	—	(46,763)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,885)	(8,885)
Reallocation non-controlling measurement adjustment	—	—	—	—	(30)	—	(30)	—	(30)
Balance at December 31, 2025	$92	$115	$47	$67	$531,747	$(135,177)	$396,891	$56,764	$453,655

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$21,540	$29,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,747	35,174
Straight-line rent adjustment	(9,376)	(9,685)
Amortization of (below) market lease intangibles	(243)	(116)
Amortization of deferred financing costs	3,159	2,629
Performance participation allocation	2,360	—
Net gain on sales of real estate	—	(338)
Changes in assets and liabilities:
(Increase)/decrease in other assets	(9,179)	139
Increase in due to affiliates	1,322	236
Increase (decrease) in accounts payable and accrued expenses	7,055	(22)
Increase/(decrease) in other liabilities	1,641	(568)
Net cash provided by operating activities	$54,026	$56,723

Cash flows from investing activities:
Proceeds from real estate sold	$9	$20,626
Acquisition of real estate	(127,034)	(338)
Net cash (used in)/provided by investing activities	$(127,025)	$20,288

Cash flows from financing activities:
Proceeds from issuance of common shares	$102,465	$—
Redemptions of common stock	(270,848)	—
Subscriptions received in advance	19,786	262,935
Payment of distributions to common shares	(40,827)	(50,265)
Payment of distributions to non-controlling interests	(8,867)	(9,787)
Borrowings under mortgage notes	134,923	—
Repayment of mortgage notes	(45,481)	(16,965)
Borrowings under revolving credit facility	99,602	53,530
Repayment of revolving credit facility	(159,012)	(52,537)
Borrowings under aggregation facility	78,906	—
Repayment of aggregation facility	(78,906)	—
Deferred financing costs	(4,184)	(5)
Net cash (used in)/provided by financing activities	$(172,443)	$186,906
Net change in cash and cash equivalents and restricted cash	$(245,442)	$263,917

Cash and cash equivalents and restricted cash, beginning of period	266,470	2,416
Effects of currency translation on cash and cash equivalents, and restricted cash	(411)	137
Cash and cash equivalents and restricted cash, end of period	$20,617	$266,470

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$629	$3,335
Restricted cash	19,988	263,135
Total cash and cash equivalents and restricted cash	$20,617	$266,470

Supplemental disclosures:
Interest paid	$38,928	$39,338
Cash paid for income taxes	$95	$711

Non-cash financing activities:
Accrued distributions	$4,534	$—
Offering costs due to affiliate	$4,630	$—
Other offering costs payable	$835	$—
Distribution reinvestment	$1,420	$—
Performance Participation Allocation	$3,424	$—
Subscriptions received in advance	$262,935	$—

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Organization and Business Purpose

New Mountain Net Lease Trust (“we,” “our,” “us,” the “Company” or “NEWLEASE”) is a Maryland statutory trust formed in August 2024 to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, industrial net lease real estate assets primarily located in the United States. The Company is externally managed by our investment adviser, New Mountain Finance Advisers, L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of our sponsor, New Mountain Capital, L.L.C. (the “Sponsor”).

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

On January 2, 2025, NEWLEASE completed a recapitalization transaction, which included the following transactions (collectively referred to as, the “Formation Transactions”):

●	The Adviser determined the NAV of the New Mountain Net Lease Partners Corporation, a Maryland Corporation (the “Predecessor”), as of September 30, 2024 (the “Seed Portfolio Fair Value”), and our Board of Trustees engaged CBRE Capital Advisors, Inc. (“CBRE”) to provide a fairness opinion with respect to such valuation. CBRE’s fairness opinion was obtained on October 30, 2024, and delivered to our Board of Trustees.
●	New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
●	Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
●	In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership, L.P. (after such conversion and name change, referred to as, the “Operating Partnership”).

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

●	NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

As used throughout this document, the terms the “Company”, “we”, “our”, “us” and “NEWLEASE” mean:

●	The Predecessor for periods on or prior to the closing of the Formation Transactions on January 2, 2025; and
●	The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

As of December 31, 2025, the Company owned 170 properties leased to 35 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-K and Rule 10-01 of Regulation S-X.

In connection with the Formation Transactions, NM Fund I contributed 100% of the outstanding common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio. As the contribution of 100% of NM Fund I’s interest in the Seed Portfolio to the Company qualifies as a transaction between parties under a common control in accordance with ASC 805-50, the consolidated Balance Sheets of Seed Portfolio and the Company as of December 31, 2024, have been presented on a combined basis. The Company concluded that the Predecessor and the Seed Portfolio’s financial statements are to be reflected at historical carryover basis in the consolidated financial statements for the years ended December 31, 2025 and 2024.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the year ended December 31, 2025 include our consolidated accounts. The accompanying financial statements for the year ended December 31, 2024 include the consolidated accounts of the Predecessor. Therefore, our results of operations, cash flows and financial condition set forth in this report are not necessarily indicative of our future results of operations, cash flows or financial condition as an independent company.

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the years ended December 31, 2025 and December 31, 2024.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Depreciation or
	Depreciation or Amortization	Amortization Range (in
Building and Intangibles	Basis	years)
Building	Useful life of building	19-49
Building improvements	Useful life of improvements	5-40
Tenant improvement allowance	Shorter of useful life or life of lease	11-22
Lease costs	Life of lease	11-22
Legal and marketing costs	Life of lease	11-22
Above or below market lease value	Life of lease	11-22
Lease in place value	Life of lease	11-22

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

The Company did not complete any sale-leaseback transactions for the year ended December 31, 2025 and December 31, 2024.

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

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of December 31, 2025 and December 31, 2024.

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

Restricted Cash

As of December 31, 2025 and December 31, 2024, the restricted cash balance of $19,988 and $263,135, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the January 1, 2026 effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

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

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company has elected the practical expedient not to separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $68,254 and $58,878 as of December 31, 2025 and December 31, 2024, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Accounts receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectability of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectability assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Accounts receivables, and straight-line rents receivable, are written off directly when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight lining of rents.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facility was $14,123 and $13,098, respectively, which was net of accumulated amortization of $10,656 and $8,104, as of December 31, 2025 and December 31, 2024, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $3,159 and $2,629 for the years ended December 31, 2025 and December 31, 2024, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations.

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

The basic and diluted EPS for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Years Ended
	December 31, 2025		December 31, 2024
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.55	$0.55	$0.91	$0.91
Class F	$0.45	$0.45	$0.91	$0.91
Class I	$0.35	$0.35	$—	$—
Class E	$0.84	$0.84	$0.91	$0.91

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the years ended December 31, 2025 and December 31, 2024, no such amounts were recognized. The tax years ended on December 31, 2022 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

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

In December 2023, the FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

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

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant net-leased industrial real estate properties. As of December 31, 2025, the Company owned 170 properties across 33 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 35 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Real estate investment is composed of the following:

	December 31, 2025	December 31, 2024
Buildings and improvements	$1,271,687	$1,167,389
Land and land improvements	194,280	176,349
Total	1,465,967	1,343,738
Accumulated depreciation	(171,959)	(139,543)
Investments in real estate, net	$1,294,008	$1,204,195

Acquisitions

On September 4, 2025, the Company acquired a biorepository portfolio for an aggregate purchase price of approximately $83.4 million, including closing costs. The acquisition expands the Company’s portfolio by four properties and 316,268 square feet. On October 17, 2025, the Company acquired a healthcare services and supplies asset for a purchase price of approximately $43.4 million, including closing costs. The acquisition expands the Company’s portfolio by one property and 128,745 square feet. Both acquisitions are classified as asset acquisitions under ASC 805-50. The purchase prices were allocated on a relative fair value basis as follows: approximately $17.9 million to land, $104.0 million to buildings, $10.4 million to intangible assets, and ($5.6) million to intangible liabilities. These acquisitions mark the first acquisitions since the completion of the Formation Transactions. The Company did not acquire any properties during the year ended December 31, 2024.

Dispositions

Dispositions during the periods set forth below are as follows:

Years Ended
	December 31, 2025			December 31, 2024
	Number of	Net	Net	Number of	Net	Net
	properties	proceeds	gain	properties	proceeds	gain
Industrial properties	—	$—	$—	2	$20,626	$338

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	December 31, 2025
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$57,946	$(15,195)	$42,751	15.9
Above-market lease	120	(26)	94	22.3
Other lease intangibles	1,356	(309)	1,047	19.3
Total intangible assets	$59,422	$(15,530)	$43,892	16.00

Intangible liabilities
Below-market leases	$7,191	$(797)	$6,394	12.2
Total intangible liabilities	$7,191	$(797)	$6,394	12.2

	December 31, 2024
	Gross			Weighted average
	carrying	Accumulated	Net carrying	amortization
	amount	amortization	amount	period (years)
Intangible assets
In-place lease intangibles	$47,572	$(11,936)	$35,636	16.8
Above-market lease	121	(21)	100	22.3
Other lease intangibles	1,432	(314)	1,118	19.1
Total intangible assets	$49,125	$(12,271)	$36,854	16.9

Intangible liabilities
Below-market leases	$1,613	$(548)	$1,065	13.1
Total intangible liabilities	$1,613	$(548)	$1,065	13.1

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the years ended December 31, 2025 and December 31, 2024 was $3,018 and $3,019, of which $3,261 and $2,903 was included in depreciation and amortization and ($243) and ($116) was included in rental revenue, respectively.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place lease	Above-market	Other lease	Below-market lease
	assets	lease asset	intangible assets	liabilities
2026	$3,889	$6	$71	$593
2027	3,889	6	71	593
2028	3,889	6	71	593
2029	3,889	6	71	593
2030	3,889	6	71	593
Thereafter	23,306	64	692	3,429
Total	$42,751	$94	$1,047	$6,394

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 5. Other Assets

Other assets consisted of the following:

	December 31, 2025	December 31, 2024
Straight-line rent receivable	$68,254	$58,878
Accounts Receivable	13,400	9,749
Prepaid expenses and other	809	(4,719)
Total	$82,463	$63,908

Straight-line rent receivable represents rent earned in excess of contractual amounts received as a result of recognizing rental revenue on a straight-line basis over the lease term. See Note 2 for additional information. Accounts receivable primarily represents amounts due to the Company in connection with its real estate investments.

Note 6. Variable Interest Entities

The Company owns equity interests through joint ventures that are considered variable interest entities (“VIE”). We are the primary beneficiary of the VIEs and consolidate them as we have the power to direct the activities that most significantly impact the entity’s economic performance. The assets of the consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to us. The following table summarizes the assets and liabilities of consolidated VIEs. Based on consolidation guidance, the Company has concluded that the minority equity interest holders in its VIEs do not possess substantive kick-out rights or participating rights. Accordingly, the Company consolidates its equity interest in the joint venture. The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented.

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$652,242	$670,211
Intangible assets, net	27,442	29,760
Cash and cash equivalents	264	1,515
Other assets	53,781	36,613
Total assets	$733,729	$738,099
Liabilities
Mortgages payable, net	$496,975	$496,907
Accounts payable and accrued expenses	14,089	1,543
Intangibles liabilities	468	536
Due (from)/to affiliates	—	65
Other liabilities	1,461	1,432
Total liabilities	$512,993	$500,483

Note 7. Fair Value Measurements

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

	December 31, 2025		December 31, 2024
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$(51)	$—	$—	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024.

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

	As of December 31, 2025		As of December 31, 2024
	Carrying amount	Fair value	Carrying amount	Fair value
Mortgages payable, net	$904,352	$840,792	$815,523	$728,030
Revolving credit facility	27,768	27,768	88,000	88,000
Aggregation facility	—	—	—	—
Affiliate line of credit	—	—	—	—
Total	$932,120	$868,560	$903,523	$816,030

Note 8. Debt

Mortgage Notes Payable

Certain consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first-mortgage debt secured by the underlying properties. These borrowings are structured as non-recourse obligations. The Company was in compliance with all debt covenants associated with its mortgage notes payable as of December 31, 2025 and December 31, 2024.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

During 2025, the Company implemented its ABS Program, pursuant to which certain consolidated special purpose entities issue multiple series of non-recourse net lease mortgage notes from time to time. These notes are collateralized by the assets and related leases (the “collateral”) owned by such entities. A principal feature of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversification of the pool for the benefit of all noteholders, including noteholders in prior series. The program also permits substitution of collateral, subject to satisfaction of prescribed conditions and eligibility criteria. Notes issued under the ABS Program are generally offered in Class A amortizing notes, Class B amortizing notes, and Class C non-amortizing notes, each with distinct credit profiles and payment priorities.

The Class A and Class B notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. The Class C notes require monthly interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. As of December 31, 2025, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $700,965, of which $505,185 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company. The Company was in compliance with debt covenants associated with ABS Program as of December 31, 2025.

The ABS Program is cross-collateralized by properties contributed by each of New Mountain Net Lease Partners II, L.P. (“NMNL II”), a private fund advised by New Mountain, and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. In addition, the Company has provided a limited guarantee, which may become full recourse to the Company upon the occurrence of certain events, as described in the definitive agreements.

In connection with the ABS Program, the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of December 31, 2025, the ABS Program had an outstanding principal balance of $493,269, of which $358,371 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company, as detailed below.

	Weighted average	Weighted average
	contractual	maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	December 31, 2025	December 31, 2024
ABS Program(1)
$338,300(2) Series 2025-1, Class A	5.14%	11/25/2055	$92,493	$—
$98,700(3) Series 2025-1, Class B	5.33%	11/25/2055	26,985	—
$56,400(4) Series 2025-1, Class C	6.07%	11/25/2055	15,420	—
Total / Weighted average(5)	5.28%	11/25/2055	134,898	—
Mortgages	3.94%	3/21/2030	782,757	828,621
Deferred financing activities			(13,303)	(13,098)
Mortgages payable, net			$904,352	$815,523
(1)	Amounts shown excludes notes issued under the ABS Program allocated to New NMNL II related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(2)	Series 2025-1, Class A includes $245,807 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(3)	Series 2025-1, Class B includes $71,715 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(4)	Series 2025-1, Class C includes $40,980 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(5)	Weighted on basis of total issuance, including both the portion of the notes related to properties contributed by the Company and NMNL.

Affiliated Line of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The following table provides details as of December 31, 2025 and December 31, 2024:

Total Amount Outstanding
Entity	Interest Rate	December 31, 2025	December 31, 2024
NEWLEASE Operating Partnership, L.P.	Variable (1)	$—	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for the year ended December 31, 2025 was 6.59%.

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

Revolving Line of Credit

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

Additionally, the Company has an irrevocable standby letter of credit dated November 19, 2025 in the amount of $850,000 issued by City National Bank for the purpose of providing a liquidity reserve for an asset-backed securitization transaction. The letter of credit is included as part of the total commitment under the City National facility and reduces the available borrowing capacity under the $55,000 maximum availability accordingly. As of December 31, 2025, no amounts have been drawn on the letter of credit.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table provides details as of December 31, 2025 and December 31, 2024:

	Total Amount Outstanding
Indebtedness	December 31, 2025	December 31, 2024
Revolving credit facility(1)	$28,590	$88,000
Deferred financing costs	(822)	—
Revolving credit facility, net	$27,768	$88,000
(1)

The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the year ended December 31, 2025 was 6.99% and the weighted average interest rate for the year ended December 31, 2024 was 6.62%.

Aggregation Facility

On August 5, 2025, the Company entered into a loan agreement (the “Loan Agreement”) with New Mountain Net Lease Partners II, L.P., a private fund advised by New Mountain (“NMNL II”), as co-borrower, and Goldman Sachs Bank USA, as lender, which provided for an uncommitted revolving aggregation facility with a maximum aggregate principal amount of $300,000 (the “Aggregation Facility”). The Aggregation Facility includes an initial maturity date on August 30, 2026, and two one-year extensions. The Company intends to use the Aggregation Facility to acquire net lease properties. The Aggregation Facility is cross-collateralized by properties contributed by each NMNL II and the Company, but each of the Company and NMNL II retains independent ownership of the assets it contributes to the Aggregation Facility. In addition, the Company provided a limited guarantee, which may become full recourse to the Company upon the occurrence of certain events as described in the Loan Agreement. In connection with the Aggregation Facility, the Company and NMNL II entered into an intercreditor agreement that is intended to allocate liabilities relating to the Aggregation Facility in proportion to the assets each party finances using the Aggregation Facility, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of December 31, 2025, the Aggregation Facility had an outstanding principal amount of $83,917, of which $83,917 related to properties contributed by NMNL II and the remaining related to properties contributed by the Company, as set forth below.

Total Amount Outstanding
Indebtedness	December 31, 2025	December 31, 2024
Aggregation facility(1)	$—	$—
(1)	The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for nine-month period ended December 31, 2025 was 6.64%.

Scheduled Principal Payments

Scheduled principal payments on mortgage notes payable and revolving credit facilities are as follows:

2026	$33,616
2027	14,021
2028	198,876
2029	200,879
2030	177,932
Thereafter	320,921
$946,245

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 9. Derivative Contracts

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

	Notional			Expiration	Fair value
	Amount	Rate	Index	date	December 31, 2025	December 31, 2024
Interest rate swap contracts	$10,000	3.64%	SOFR	8/1/2027	$(51)	$—

Years Ended
Change in unrealized
	appreciation (depreciation)		Realized gain (loss)
	December	December	December	December
	31, 2025	31, 2024	31, 2025	31, 2024
Interest rate swap contracts	$(51)	$(468)	$—	$(91)

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

All lease-related income is reported as a single line item, Rental revenue, in the Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Years Ended
	December 31, 2025	December 31, 2024
Base rent(1)	$100,069	$87,923
Straight-line rent	9,376	9,569
Variable lease payments(2)	1,912	10,530
Amortization of (above) / below market lease value	244	116
	$111,601	$108,138
(1)	Base rent consists of fixed lease payments.
(2)	Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect on December 31, 2025 are as follows:

2026	$108,483
2027	110,571
2028	112,706
2029	114,940
2030	117,173
Thereafter	1,109,859
$1,673,732

Concentration of Credit Risk

As of December 31, 2025, the Company’s portfolio is occupied by 35 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the years ended December 31, 2025 and December 31, 2024:

	Years Ended
	December 31, 2025	December 31, 2024
PCI Pharma Services	$11,775	$11,544

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 11. Income Taxes

The Company intends to elect to be a REIT under the applicable provisions of the Code, commencing with the filing of its 2025 tax returns for its tax year ending December 31, 2025. The Predecessor elected and has qualified to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the year ended December 31, 2025, the Company incurred current income tax expense of $59 related to state income tax and current income tax benefit of $(16) related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

Note 12. Redeemable Non-Controlling Interests

The Class E OP Units held by the Special Limited Partner are classified as redeemable non-controlling interests on the Company’s consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period.

The following table presents the activity related to redeemable non-controlling interests for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Balance at the beginning of the year	$—	$—
Issuance of Class E OP units	2,360	—
Distributions	(92)	—
Fair value allocation	122	—
Balance at the end of the year	$2,390	$—

Note 13. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	December 31, 2025	December 31, 2024
Accrued management fee	$449	$—
Performance participation allocation	1,064	—
Advanced organization and offering costs	4,733	—
Other advanced expenses	—	294
Total	$6,246	$294

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash and Class E OP units. During the years ended December 31, 2025 and December 31, 2024, the Company incurred management fees of $4,531 in cash and $75 in Class E OP units and zero, respectively. Management fees paid in OP units are considered a non-cash expense.

During the years ended December 31, 2025 and December 31, 2024, the Company has issued $75 and zero units to the Adviser as payment for management fees. The portion of management fees paid in Class E OP units issued on April 1, 2025 were subsequently repurchased. Management fees of $449 and zero were accrued and unpaid as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the Adviser submitted $75 shares for repurchase.

Performance participation allocation

So long as the Advisory Agreement has not been terminated, NEWLEASE Special Limited Partner, L.P., (the “Special Limited Partner”) holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from our Operating Partnership equal to, (1) with respect to Class I units, 12.5% of the total return, (2) with respect to Class F units, 10% of the total return and (3) with respect to Class A units, 5% of the total return, in each case, subject to a 5% hurdle amount and a high water mark with respect to such class of units, with a catch-up. Such allocation will be made quarterly and accrue monthly.

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP units. During the years ended December 31, 2025 and December 31, 2024, the Company incurred performance participation allocation of $3,424 and zero, respectively. Performance participation allocation paid in OP units are considered a non-cash expense.

As of December 31, 2025, the Company accrued $1,064 for performance participation allocation expense, which was paid in the form of 51,995 Class E OP units effective as of January 1, 2026 using the December 31, 2025 NAV. As of December 31, 2025, 116,724 Class E OP units were issued for performance participation allocation expenses. The Company did not have any performance participation allocation accrued as of December 31, 2024. During the year ended December 31, 2025, the Adviser submitted zero shares for repurchase.

Advanced organization and offering expenses and certain operating expenses

The Adviser has agreed to advance on behalf of the Company organization and offering costs (including legal, accounting, and other expenses attributable to the organization) incurred prior to January 2, 2026, which is the first anniversary of the initial closing of the Company’s private offering (the “Anniversary Date”), and certain operating expenses through the Anniversary Date. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing on the Anniversary Date. After the Anniversary Date, the Company will reimburse the Adviser for any organization and offering costs associated with the private offering that it incurs on the Company’s behalf when incurred.

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

The share classes have different management fees and performance participation allocation but the same economic and voting rights. See Note 11 – Related and Affiliated Party Transactions for further details.

Common shares

The following table details the change in the Company’s common shares:

	Class A	Class F	Class I	Class E	Total
December 31, 2024	831,571	6,287,642	—	20,188,521	27,307,734
Common shares issued	8,336,793	5,228,171	4,664,024	42,501	18,271,489
Distribution reinvestment	—	49,418	21,488	—	70,906
Common shares repurchased	(9,348)	—	(12,494)	(13,518,890)	(13,540,732)
December 31, 2025	9,159,016	11,565,231	4,673,018	6,712,132	32,109,397

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares on January 2, 2025. In addition, during the year ended December 31, 2025, the Company repurchased 3,729 Class E OP units and 12,494 Class I shares, respectively.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross and net distribution per share. Shareholders do not pay servicing fees.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table details the aggregate distributions declared for each share class for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025
	Gross	Shareholder	Management	Net
	Distribution	Servicing Fee	Fee (1)	Distribution
Class A Common Shares	$1.6233	$0.0000	$0.0169	$1.6064
Class F Common Shares	$1.6233	$0.0000	$0.0169	$1.6064
Class I Common Shares	$1.6233	$0.0000	$0.0210	$1.6023
Class E Common Shares	$1.6233	$0.0000	$0.0000	$1.6233

	Year Ended December 31, 2024
	Gross	Shareholder	Management	Net
	Distribution	Servicing Fee	Fee	Distribution
Class A Common Shares	$1.8407	$0.0000	$0.0000	$1.8407
Class F Common Shares	$1.8407	$0.0000	$0.0000	$1.8407
Class I Common Shares	$0.0000	$0.0000	$0.0000	$0.0000
Class E Common Shares	$1.8407	$0.0000	$0.0000	$1.8407

(1)Management Fees were netted from gross distributions beginning with the December 31, 2025, distribution.

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

Share-based compensation

On January 2, 2025, each of the four independent trustees of the board were awarded 1,250 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $100 of compensation expense as “General and administrative” on the Consolidated Statement of Operations for the year ended December 31, 2025 related to these awards. The Company did not incur share-based compensation expense for the year ended December 31, 2024.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 15. Earnings Per Share

Net income per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common stock are allocated net income at the same rate per share, excluding management fees and performance participation allocation, and receive the same gross distribution per share. For comparability purposes for periods prior to the closing of the Formation Transaction on January 2, 2025, the Predecessor’s shares are adjusted to reflect the retrospective impact of the completion of the Formation Transactions for the 27,307,734 shares NM Fund I distributed in kind to its existing partners.

	December 31, 2025	December 31, 2024
Net income	$21,540	$29,274
Net income attributable to non-controlling interest	(5,094)	(4,486)
Net income attributable to NEWLEASE shareholders	$16,446	$24,788
Weighted average number of common shares outstanding – basic	29,041,983	27,307,734
Weighted average number of common shares outstanding – dilutive	29,098,059	27,307,734

Note 16. Commitments and Contingencies

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

The Company and its subsidiaries are also party to an intercreditor agreement with NMNL II that governs the allocation of rights, obligations, and indemnification responsibilities among the borrower entities and related guarantors that are party to the Aggregation Facility and the ABS Program.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 17. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on January 1, 2026, February 1, 2026 and March 1, 2026, the Company sold an aggregate of 988,291, 1,140,622 and 1,796,298, respectively, of its common shares at the most recently determined net asset value per share for aggregate consideration of approximately $19,786, $22,838, and $35,964, respectively. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	—	$—
Class F Common Shares	80,677	$1,620
Class I Common Shares	3,842,093	$76,919
Class E Common Shares	2,440	$50

Schedule III - Real Estate and Accumulated Depreciation (c)

(Dollars in thousands)

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2025
	Number of		Buildings and	subsequent to		Buildings and		Accumulated			Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance		acquisition
Akron, OH	1	$331	$2,853	$—	$331	$2,853	$3,184	$(285)	$	(d)	2021
Anniston, AL	1	12	2,393	—	12	2,393	2,405	(244)		1,386	2021
Atlanta, GA	3	892	12,972	—	892	12,972	13,864	(3,088)		7,026	2019, 2021
Auburn-Opelika, AL	1	253	1,163	—	253	1,163	1,416	(119)		808	2021
Baton Rouge, LA	1	1,491	2,001	—	1,491	2,001	3,492	(375)		2,312	2018
Birmingham, AL	7	2,232	14,167	—	2,232	14,167	16,399	(1,446)		9,343	2021, 2022
Boston, MA	1	1,534	22,490	—	1,534	22,490	24,024	(3,280)		14,713	2020
Buffalo, NY	1	599	2,877	—	599	2,877	3,476	(420)		2,127	2020
Carlsbad, CA	1	5,240	36,900	—	5,240	36,900	42,140	(142)		(d)	2025
Cedar Rapids, IA	1	667	2,129	—	667	2,129	2,796	(399)		2,043	2018
Charleston, SC	1	465	2,864	—	465	2,864	3,329	(239)		1,670	2022
Charlotte, NC	3	2,074	18,366	—	2,074	18,366	20,440	(1,886)		12,136	2021, 2022
Chattanooga, TN	2	458	6,543	—	458	6,543	7,001	(816)		4,046	2019, 2022
Chicago, IL	8	16,339	125,130	—	16,339	125,130	141,469	(19,089)		59,089	2018, 2019, 2020, 2021
Chico, CA	1	663	1,213	—	663	1,213	1,876	(147)		1,380	2021
Columbus, GA	2	547	4,435	—	547	4,435	4,982	(470)		3,289	2021
Crestview, FL	1	182	1,766	—	182	1,766	1,948	(180)		1,114	2021
Dallas, TX	1	1,334	31,254	—	1,334	31,254	32,588	(5,665)		21,410	2018
Dayton, OH	1	596	12,656	—	596	12,656	13,252	(3,214)		9,763	2020
Decatur, AL	2	622	2,988	—	622	2,988	3,610	(305)		2,058	2021
Denver, CO	1	752	2,859	—	752	2,859	3,611	(453)		2,290	2019
Des Moines, IA	5	1,143	5,889	—	1,143	5,889	7,032	(1,819)		3,809	2018, 2019
Detroit, MI	6	3,035	25,347	—	3,035	25,347	28,382	(5,206)		19,671	2018, 2020
Dothan, AL	1	251	2,253	—	251	2,253	2,504	(230)		1,438	2021
Dubuque, IA	1	33	766	—	33	766	799	(134)		494	2018

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2025
	Number of		Buildings and	subsequent to		Buildings and		Accumulated		Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance	acquisition
El Paso, TX	1	$2,566	$14,797	$—	$2,566	$14,797	$17,363	$(2,774)	$10,778	2018
Elkhart, IN	1	3,064	21,544	—	3,064	21,544	24,608	(2,244)	14,318	2021
Erie, PA	1	1,566	10,661	—	1,566	10,661	12,227	(1,999)	7,624	2018
Florence, SC	2	511	3,089	—	511	3,089	3,600	(295)	1,926	2021, 2022
Fort Wayne, IN	2	6,934	27,959	—	6,934	27,959	34,893	(5,242)	19,303	2018
Gadsden, AL	2	628	3,383	—	628	3,383	4,011	(345)	2,286	2021
Gainesville, FL	8	4,444	70,766	—	4,444	70,766	75,210	(6,634)	—	2022
Grand Rapids, MI	1	35	1,223	—	35	1,223	1,258	(214)	750	2018
Green Bay, WI	1	181	3,226	—	181	3,226	3,407	(350)	2,350	2021
Greensboro, NC	1	227	1,997	—	227	1,997	2,224	(166)	1,105	2022
Helena, AR	1	48	1,481	—	48	1,481	1,529	(123)	700	2022
Houston, TX	2	6,476	12,299	—	6,476	12,299	18,775	(2,262)	12,675	2018
Huntsville, AL	2	801	3,174	—	801	3,174	3,975	(324)	2,258	2021
Indianapolis, IN	1	510	47,089	—	510	47,089	47,599	(6,951)	39,726	2021
Jonesboro, AR	3	593	7,036	—	593	7,036	7,629	(899)	4,171	2019, 2022
Knoxville, TN	4	1,967	30,719	—	1,967	30,719	32,686	(4,572)	21,304	2019, 2021
Leesburg, VA	1	6,460	32,732	—	6,460	32,732	39,192	(282)	(d)	2025
Lehigh Valley, PA	1	1,593	16,448	—	1,593	16,448	18,041	(2,159)	11,635	2020
Lexington, KY	1	489	9,493	—	489	9,493	9,982	(791)	5,011	2022
London, ON	1	2,064	12,163	—	2,064	12,163	14,227	(1,977)	9,303	2020
Long Island, NY	1	15,340	57,226	—	15,340	57,226	72,566	(9,442)	59,000	2021
Los Angeles, CA	1	6,342	6,876	—	6,342	6,876	13,218	(816)	8,535	2021
Manchester, NH	1	740	7,644	—	740	7,644	8,384	(1,115)	5,152	2020
Memphis, TN	3	1,477	35,830	—	1,477	35,830	37,307	(4,805)	23,191	2018, 2021, 2022
Midland, MI	1	121	1,145	—	121	1,145	1,266	(200)	750	2018
Milwaukee, WI	2	637	10,032	—	637	10,032	10,669	(1,598)	6,494	2018, 2020
Minneapolis, MN	3	4,239	14,263	—	4,239	14,263	18,502	(1,915)	13,593	2018, 2021
Mobile, AL	5	1,447	15,084	(9)	1,438	15,084	16,522	(1,475)	8,786	2018, 2021, 2022
Montgomery, AL	1	112	2,682	—	112	2,682	2,794	(274)	1,588	2021

				Costs		Gross amount at which carried at
		Initial cost		capitalized		December 31, 2025
	Number of		Buildings and	subsequent to		Buildings and		Accumulated		Year of
Location	properties	Land	improvements	acquisition	Land	improvements	Total (a)	depreciation (b)	Encumbrance	acquisition
Nashville, TN	1	$857	$2,760	$—	$857	$2,760	$3,617	$(230)	$1,867	2022
Omaha, NE	1	650	731	—	650	731	1,381	(128)	869	2018
Oshkosh, WI	1	233	3,104	—	233	3,104	3,337	(582)	1,505	2018
Pensacola, FL	1	192	1,553	—	192	1,553	1,745	(159)	999	2021
Philadelphia, PA	3	4,932	85,490	147	4,932	85,637	90,569	(12,965)	59,872	2018, 2019, 2021
Phoenix, AZ	1	2,102	3,861	—	2,102	3,861	5,963	(507)	3,890	2020
Pine Bluff, AR	1	75	719	—	75	719	794	(60)	388	2022
Pittsburgh, PA	1	1,317	14,647	—	1,317	14,647	15,964	(2,872)	11,433	2020
Portland, OR	2	7,381	23,802	—	7,381	23,802	31,183	(3,985)	19,752	2018, 2021
Poughkeepsie, NY	1	647	1,510	—	647	1,510	2,157	(264)	1,363	2018
Providence, RI	1	828	10,765	—	828	10,765	11,593	(1,076)	(d)	2021
Provo, UT	1	2,628	22,461	—	2,628	22,461	25,089	(3,977)	16,034	2018
Rapid City, SD	2	320	1,368	—	320	1,368	1,688	(239)	1,005	2018
Redding, CA	1	386	1,821	—	386	1,821	2,207	(220)	1,628	2021
Richmond, VA	1	585	3,650	—	585	3,650	4,235	(304)	2,063	2022
Rochester, NY	2	2,315	27,417	—	2,315	27,417	29,732	(3,162)	18,848	2018, 2021
Rome, GA	1	1,170	3,094	—	1,170	3,094	4,264	(548)	2,725	2018
Sacramento, CA	4	2,708	17,745	—	2,708	17,745	20,453	(2,144)	11,534	2021
Saint Louis, MO	5	2,639	14,351	—	2,639	14,351	16,990	(2,322)	10,908	2018, 2019
San Diego, CA	2	10,967	21,186	—	10,967	21,186	32,153	(3,310)	21,446	2019
San Francisco, CA	3	2,972	6,248	—	2,972	6,248	9,220	(755)	6,893	2021
San Jose, CA	3	6,120	8,780	—	6,120	8,780	14,900	(1,032)	8,988	2021
Seattle, WA	1	6,773	21,094	—	6,773	21,094	27,867	(2,329)	19,657	2021
Shreveport, LA	1	211	7,028	—	211	7,028	7,239	(761)	4,750	2021
South Bend, IN	1	908	4,796	—	908	4,796	5,704	(859)	3,277	2018
Sterling, VA	3	6,240	34,519	—	6,240	34,519	40,759	(325)	(d)	2025
Stockton, CA	2	1,353	15,367	—	1,353	15,367	16,720	(1,857)	11,418	2021
Tampa, FL	4	6,030	42,776	—	6,030	42,776	48,806	(7,090)	31,003	2018, 2021
Toronto, ON	1	1,444	1,381	—	1,444	1,381	2,825	(242)	2,300	2018
Tulsa, OK	2	1,316	9,970	—	1,316	9,970	11,286	(1,108)	7,148	2021, 2022
Tuscaloosa, AL	2	247	12,828	—	247	12,828	13,075	(1,374)	7,470	2021
Visalia, CA	1	2,210	3,931	—	2,210	3,931	6,141	(1,519)	3,053	2019
Windsor, ON	1	552	759	—	552	759	1,311	(133)	971	2018
Winnipeg, MB	1	798	1,037	—	798	1,037	1,835	(181)	1,176	2018
Yakima, WA	1	562	9,984	—	562	9,984	10,546	(1,123)	6,810	2021
Yuba City, CA	1	264	2,672	—	264	2,672	2,936	(323)	1,987	2021
	170	194,289	1,271,540	138	194,280	1,271,687	1,465,967	(171,959)	782,757
(a)	At December 31, 2025, the aggregate cost of real estate for federal income tax purposes was $1,212.7 million (unaudited).
(b)	The life on which depreciation in the statement of operations was calculated was between 60 and 588 months.
(c)	All assets are industrial.
(d)	The loan associated with these assets are included as part of the ABS Program debt.

The changes in real estate and accumulated depreciation for the years ended December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025	December 31, 2024
Real Estate
Balance beginning of year	$1,343,738	$1,366,199
Additions during period:
Land and land improvements	17,940	—
Buildings and improvements	104,298	—
Sales during period:
Land and land improvements	(9)	(5,598)
Buildings and improvements	—	(16,863)
Balance at the end of the year	$1,465,967	$1,343,738

Accumulated depreciation
Balance beginning of year	$(139,543)	$(109,677)
Depreciation expense	(32,416)	(32,039)
Accumulated depreciation written off relating to real estate sales during the year	—	2,173
Balance at the end of the year	(171,959)	(139,543)

Net book value - end of year	$1,294,008	$1,204,195