Form 10-Q
period 2026-03-31
New Mountain Net Lease Trust
filed 2026-05-12
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2026, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 11,733,888 shares of Class F common shares, 10,255,171 shares of Class I common shares and 6,715,822 shares of Class E common shares.

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

•
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
•
New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor, which prior to such contribution indirectly owned the Seed Portfolio, to the Company in exchange for a number of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
•
Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
•
In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
•
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

•
The Predecessor for periods on or prior to the completion of the Formation Transactions on January 2, 2025; and
•
The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company for the year ended December 31, 2025 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026.

PART I – Financial Information

ITEM 1: Financial Statements

New Mountain Net Lease Trust

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,285,495	$1,294,008
Intangible assets, net	42,900	43,892
Cash and cash equivalents	14,375	629
Restricted cash	16,855	19,988
Other assets	85,551	82,463
Total assets	$1,445,176	$1,440,980
Liabilities
Mortgage notes and credit facility, net	$862,943	$932,120
Subscriptions received in advance	16,653	19,786
Accounts payable and accrued expenses	11,021	11,242
Due to affiliates	7,359	6,246
Distribution payable	5,075	4,534
Intangible liabilities, net	6,245	6,394
Other liabilities	4,033	4,613
Total liabilities	913,329	984,935
Commitments and contingencies (see Note 16)
Redeemable non-controlling interests (Note 12)	3,526	2,390
Equity
Common shares – Class A; $0.01 par value per share; 9,159,016 and 9,159,016 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	92	92
Common shares – Class F; $0.01 par value per share; 11,674,001 and 11,565,231 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	116	115
Common shares – Class I; $0.01 par value per share; 8,549,336 and 4,673,018 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	85	47
Common shares – Class E; $0.01 par value per share; 6,715,822 and 6,712,132 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	67	67
Additional paid-in capital	611,023	531,747
Earnings less than distributions	(145,181)	(135,177)
Total shareholders’ equity	466,202	396,891
Non-controlling interests	62,119	56,764
Total equity	528,321	453,655
Total liabilities and shareholders’ equity	$1,445,176	$1,440,980

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Rental revenue	$30,012	$27,051
Total revenues	30,012	27,051
Expenses
Property operating expense	97	130
Depreciation and amortization	9,521	8,714
Management fee	1,507	1,027
Performance participation allocation	2,087	731
General and administrative	1,300	693
Organizational costs	—	151
Total expenses	14,512	11,446
Other (expense)/income
Interest expense	(10,408)	(10,277)
Other income	706	2
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	154	(63)
Net change in unrealized appreciation on derivative swaps	51	—
Net realized loss on financial instruments	(48)	—
Total other (expense)/income	(9,545)	(10,338)
Net income before income tax expense	5,955	5,267

Income tax benefit	44	12
Net income	5,999	5,279

Net income attributable to non-controlling interests in Class E OP Units	22	—
Net income attributable to non-controlling interests	(1,379)	(1,305)
Net income attributable to the Company’s shareholders	$4,642	$3,974
Class A weighted average shares outstanding – basic and diluted	9,159,016	9,057,930
Class F weighted average shares outstanding – basic and diluted	11,634,530	11,228,324
Class I weighted average shares outstanding – basic and diluted	6,990,238	56,536
Class E weighted average shares outstanding – basic	6,714,195	6,712,132
Class E weighted average shares outstanding – diluted	6,891,555	6,713,382
Earnings per Class A share - basic and diluted	$0.15	$0.14
Earnings per Class F share - basic and diluted	$0.11	$0.12
Earnings per Class I share - basic and diluted	$0.07	$0.09
Earnings per Class E share - basic	$0.24	$0.21
Earnings per Class E share - diluted	$0.23	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Changes in Equity (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2025	$92	$115	$47	$67	$531,747	$(135,177)	$396,891	$56,764	$453,655
Common shares issued	—	1	38	—	78,550	—	78,589	—	78,589
Offering costs	—	—	—	—	(531)	—	(531)	—	(531)
Distribution reinvestment	—	—	—	—	1,251	—	1,251	—	1,251
Amortization of restricted share units	—	—	—	—	100	—	100	—	100
Net Income	—	—	—	—	—	4,642	4,642	1,379	6,021
Distributions on common shares ($0.425 gross per share)	—	—	—	—	—	(14,646)	(14,646)	—	(14,646)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,001	6,001
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,025)	(2,025)
Reallocation non-controlling measurement adjustment	—	—	—	—	(94)	—	(94)	—	(94)
Balance at March 31, 2026	$92	$116	$85	$67	$611,023	$(145,181)	$466,202	$62,119	$528,321

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	83	50	1	—	267,969	—	268,103	—	268,103
Offering costs	—	—	—	—	(3,365)	—	(3,365)	—	(3,365)
Common shares redeemed	—	—	—	(135)	(270,476)	—	(270,611)	—	(270,611)
Net income	—	—	—	—	—	3,974	3,974	1,305	5,279
Distributions on common shares ($0.399 gross per share)	—	—	—	—	—	(10,819)	(10,819)	—	(10,819)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,238)	(2,238)
Balance at March 31, 2025	$91	$113	$1	$67	$435,447	$(111,705)	$324,014	$59,622	$383,636

The accompanying notes are an integral part of the consolidated financial statements.

New Mountain Net Lease Trust

Consolidated Statement of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$5,999	$5,279
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,521	8,714
Straight-line rent adjustment	(2,279)	(2,360)
Amortization of above / (below) market lease intangibles	(147)	(29)
Amortization of deferred financing costs	859	652
Amortization of restricted share units	100	—
Performance participation allocation	1,064	—
Changes in assets and liabilities:
(Increase) in other assets	(809)	(5,339)
Increase in due to affiliates	1,113	1,662
(Decrease)/Increase in accounts payable and accrued expenses	(221)	4,970
(Decrease) in other liabilities	(580)	(388)
Net cash provided by operating activities	$14,620	$13,161

Cash flows from investing activities
Proceeds from real estate sold	$—	$9
Acquisition of real estate	(18)	—
Net cash (used in)/provided by investing activities	$(18)	$9

Cash flows from financing activities:
Proceeds from issuance of common shares	$60,054	$5,169
Redemptions of common stock	—	(270,611)
Subscriptions received in advance	16,653	9,792
Payment of distributions to common shares	(14,042)	(7,190)
Payment of offering costs	(531)	—
Proceeds from non-controlling interests	6,001	—
Payment of distributions to non-controlling interests	(2,088)	(2,238)
Repayment of mortgage notes	(41,104)	(74)
Borrowings under affiliated line of credit	—	7,750
Borrowings under revolving credit facility	4,900	7,190
Repayment of revolving credit facility	(33,490)	(16,955)
Deferred financing costs	(128)	(118)
Net cash used in financing activities	$(3,775)	$(267,285)

Net change in cash and cash equivalents and restricted cash	$10,827	$(254,115)

Cash and cash equivalents and restricted cash, beginning of period	20,617	266,470
Effects of currency translation on cash and cash equivalents, and restricted cash	(214)	(602)
Cash and cash equivalents and restricted cash, end of period	$31,230	$11,753

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$14,375	$1,760
Restricted cash	16,855	9,993
Total cash and cash equivalents and restricted cash	$31,230	$11,753

Supplemental disclosures:
Interest paid	$10,218	$1,467
Cash paid for income taxes	$48	$—

Non-cash financing activities:
Accrued distributions	$5,075	$3,629
Accrued redemptions	$—	$—
Offering costs due to affiliate	$—	$3,365
Other offering costs payable	$—	$44
Distribution reinvestment	$1,251	$—
Performance Participation Allocation	$2,087	$—
Allocation to redeemable non-controlling interests	$128	$—
Subscriptions received in advance	$19,786	$—

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

•
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
•
New Mountain Net Lease Partners, L.P., a Delaware limited partnership (“NM Fund I”), contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 of the Company’s common shares based on the Seed Portfolio Fair Value, divided by $20.00 (the “REIT Contribution”).
•
Substantially concurrently with the REIT Contribution, the Predecessor filed articles of conversion to convert to a Delaware limited partnership (the “OP Conversion”);
•
In connection with the OP Conversion, the Predecessor changed its name to NEWLEASE Operating Partnership LP (after such conversion and name change, referred to as, the “Operating Partnership”).
•
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

•
The Predecessor for periods on or prior to the closing of the Formation Transactions on January 2, 2025; and
•
The combined operations of the Company and the Predecessor beginning January 2, 2025, following the completion of the Formation Transactions.

As of March 31, 2026, the Company owned 170 properties leased to 35 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying statements of operations for the three months ended March 31, 2026 include our consolidated accounts.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three months ended March 31, 2026 and March 31, 2025.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Building and Intangibles	Depreciation or Amortization Basis	Depreciation or Amortization Range (in years)
Building	Useful life of building	19-49
Building improvements	Useful life of improvements	5-40
Tenant improvement allowance	Shorter of useful life or life of lease	11-22
Lease costs	Life of lease	11-22
Legal and marketing costs	Life of lease	11-22
Above or below market lease value	Life of lease	11-22
Lease in place value	Life of lease	11-22

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

The Company did not complete any sale-leaseback transactions for the three months ended March 31, 2026 and March 31, 2025.

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

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of March 31, 2026 and December 31, 2025.

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

Restricted Cash

As of March 31, 2026 and December 31, 2025, the restricted cash balance of $16,855 and $19,988, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company has elected the practical expedient not to separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $70,533 and $68,254 as of March 31, 2026 and December 31, 2025, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with the guidance and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facility was $13,393 and $14,125, respectively, which was net of accumulated amortization of $11,435 and $10,656, as of March 31, 2026 and December 31, 2025, respectively, and was recorded as a direct deduction to the related debt on the consolidated balance sheets. Amortization of deferred financing costs was $859 and $652 for the three months ended March 31, 2026 and March 31, 2025, respectively, and is included in interest expense on the accompanying Consolidated Statements of Operations.

Earnings Per Share

The Company’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. The Company uses the two-class method in calculating EPS when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period of computation. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock assuming all potential shares had been issued, and its related net impact to net assets accounted for, and the additional shares of common stock were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. Dilutive securities include unvested and unsettled restricted stock units (“RSUs”), and other share-based payment awards. RSUs are included in the calculation of diluted EPS under the treasury stock method when the effect is dilutive, based on the number of shares that would be issued if the end-of-period conditions were met, including the assumed satisfaction of any performance or service conditions. All classes of common stock are allocated net income/(loss) at the same rate per share, excluding management fees and performance participation allocation, and receive the same gross distribution per share.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The basic and diluted EPS for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.15	$0.15	$0.14	$0.14
Class F	$0.11	$0.11	$0.12	$0.12
Class I	$0.07	$0.07	$0.09	$0.09
Class E	$0.24	$0.23	$0.21	$0.21

Segment Information

The Company leases its net-lease properties primarily to middle market industrial tenants and reports its business as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company’s current portfolio of net-lease properties and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. Given the triple-net nature of the leases, all expense categories presented on the Consolidated Statement of Operations are significant.

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three months ended March 31, 2026 and March 31, 2025, no such amounts were recognized. The tax years ended on December 31, 2023 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 removes the prior default that the primary beneficiary of an acquired VIE is always the accounting acquirer and instead requires entities to apply the acquirer identification factors in ASC 805-10-55-12 through 55-15 when the legal acquiree is a VIE that meets the definition of a business and the transaction is effected primarily by exchanging equity interests. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted, and are to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-03 on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 makes targeted improvements to more closely align hedge accounting with an entity's risk management activities, including replacing the shared risk exposure requirement with a similar risk exposure standard for cash flow hedge groupings, introducing a model for hedging interest payments on choose-your-rate debt instruments, broadening hedge accounting for forecasted non-financial asset transactions, removing the net written option test for certain compound derivatives, and eliminating recognition mismatches in dual-hedge structures. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted, and are to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the scope, form and content, and disclosure requirements of interim financial statements by compiling existing interim disclosure requirements into a single comprehensive list within Topic 270 and adding a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant net-leased industrial real estate properties. As of March 31, 2026, the Company owned 170 properties across 33 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 35 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Real estate investment is composed of the following:

	March 31, 2026	December 31, 2025
Buildings and improvements	$1,271,701	$1,271,687
Land and land improvements	194,284	194,280
Total	1,465,985	1,465,967
Accumulated depreciation	(180,490)	(171,959)
Investments in real estate, net	$1,285,495	$1,294,008

Acquisitions

The Company did not acquire any properties during the three months ended March 31, 2026 and March 31, 2025.

Dispositions

The Company did not sell any properties during the three months ended March 31, 2026 and March 31, 2025.

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$57,946	$(16,168)	$41,778	15.9
Above-market lease	120	(27)	93	22.3
Other lease intangibles	1,356	(327)	1,029	19.3
Total intangible assets	$59,422	$(16,522)	$42,900	16.0

Intangible liabilities
Below-market leases	$7,191	$(946)	$6,245	12.2
Total intangible liabilities	$7,191	$(946)	$6,245	12.2

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$57,946	$(15,195)	$42,751	15.9
Above-market lease	120	(26)	94	22.3
Other lease intangibles	1,356	(309)	1,047	19.3
Total intangible assets	$59,422	$(15,530)	$43,892	16.0

Intangible liabilities
Below-market leases	$7,191	$(797)	$6,394	12.2
Total intangible liabilities	$7,191	$(797)	$6,394	12.2

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for three months ended March 31, 2026 and March 31, 2025

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

was $825 and $726, of which $972 and $755 was included in depreciation and amortization and ($147) and ($29) was included in rental revenue, respectively.

The estimated future amortization of in-place lease assets and other lease intangibles are as follows:

	In-place lease assets	Above-market lease asset	Other lease intangible assets	Below-market lease liabilities
2026 (Remaining)	$2,916	$5	$53	$444
2027	3,889	6	71	593
2028	3,889	6	71	593
2029	3,889	6	71	593
2030	3,889	6	71	593
2031	3,889	6	71	593
Thereafter	19,417	58	621	2,836
Total	$41,778	$93	$1,029	$6,245

Note 5. Other Assets

Other assets consisted of the following:

	March 31, 2026	December 31, 2025
Straight-line rent receivable	$70,533	$68,254
Accounts receivable	14,400	13,400
Prepaid expenses and other	618	809
Total	$85,551	$82,463

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

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$614,427	$652,242
Intangible assets, net	26,852	27,442
Cash and cash equivalents	821	264
Other assets	53,022	53,781
Total assets	$695,122	$733,729
Liabilities
Mortgages payable, net	$467,044	$496,975
Accounts payable and accrued expenses	14,965	14,089
Intangible liabilities	451	468
Due to affiliates	677	—
Other liabilities	1,191	1,461
Total liabilities	$484,328	$512,993

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

	March 31, 2026		December 31, 2025
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$—	$—	$(51)	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

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

	As of March 31, 2026		As of December 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
Mortgages payable	$876,336	$797,933	$917,655	$840,792
Revolving credit facility	—	—	28,590	28,590
Unamortized deferred financing costs	(13,393)	—	(14,125)	—
Total	$862,943	$797,933	$932,120	$869,382

Note 8. Debt

Mortgage Notes Payable

Certain consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first-mortgage debt secured by the underlying properties. These borrowings are structured as non-recourse obligations. The Company was in compliance with all debt covenants associated with its mortgage notes payable as of March 31, 2026 and December 31, 2025.

During 2025, the Company implemented its asset-backed securities transaction (“ABS Program"), pursuant to which certain consolidated special purpose entities issue multiple series of non-recourse net lease mortgage notes from time to time. These notes are collateralized by the assets and related leases (the “collateral”) owned by such entities. A principal feature of the program is that, as additional series of notes are issued, new collateral is contributed to the collateral pool, thereby increasing the size and diversification of the pool for the benefit of all noteholders, including noteholders in prior series. The program also permits substitution of collateral, subject to satisfaction of prescribed conditions and eligibility criteria. Notes issued under the ABS Program are generally offered in Class A amortizing notes, Class B amortizing notes, and Class C non-amortizing notes, each with distinct credit profiles and payment priorities.

The Class A and Class B notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. The Class C notes require monthly interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. As of March 31, 2026, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $743,276, of which $545,672 related to properties contributed by New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), with the remainder attributable to properties contributed by the Company. The Company was in compliance with debt covenants associated with ABS Program as of March 31, 2026.

The ABS Program is cross-collateralized by properties contributed by each of NMNL II, a private fund advised by New Mountain, and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. In addition, the Company has provided a limited guarantee, which may become full recourse to the Company upon the occurrence of certain events, as described in the definitive agreements.

In connection with the ABS Program, the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of March 31, 2026, the ABS Program had an outstanding principal balance of $492,993, of which $358,171 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company, as detailed below.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Weighted average contractual	Weighted average maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	March 31, 2026	December 31, 2025
ABS Program(1)
$338,300(2) Series 2025-1, Class A	5.14%	11/25/2055	$92,441	$92,493
$98,700(3) Series 2025-1, Class B	5.33%	11/25/2055	26,970	26,985
$56,400(4) Series 2025-1, Class C	6.07%	11/25/2055	15,411	15,420
Total / Weighted average(5)	5.28%	11/25/2055	134,822	134,898
Mortgages	3.98%	5/26/2030	741,514	782,757
Mortgages payable			876,336	917,655
Unamortized deferred financing costs			(12,651)	(13,303)
Mortgages payable, net			$863,685	$904,352

(1)
Amounts shown exclude notes issued under the ABS Program allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
Series 2025-1, Class A includes $245,580 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(3)
Series 2025-1, Class B includes $71,649 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(4)
Series 2025-1, Class C includes $40,942 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(5)
Weighted on basis of total issuance, including both the portion of the notes related to properties contributed by the Company and NMNL II.

Affiliated Line of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. The following table provides details as of March 31, 2026 and December 31, 2025:

Total Amount Outstanding
Entity	Interest Rate	March 31, 2026	December 31, 2025
NEWLEASE Operating Partnership, L.P.	Variable (1)	$—	$—

(1)
The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for the three months ended March 31, 2026 was 6.01% and the weighted average interest rate for the three months ended March 31, 2025 was 6.68%.

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

Additionally, the Company has an irrevocable standby letter of credit dated November 19, 2025 in the amount of $850 issued by City National Bank for the purpose of providing a liquidity reserve for an asset-backed securitization transaction. The letter of credit is included as part of the total commitment under the City National facility and reduces the available borrowing capacity under the $55,000 maximum availability accordingly. As of March 31, 2026, no amounts have been drawn on the letter of credit.

The following table provides details as of March 31, 2026 and December 31, 2025:

	Total Amount Outstanding
Indebtedness	March 31, 2026	December 31, 2025
Revolving credit facility(1)	$—	$28,590
Unamortized deferred financing costs	(742)	(822)
Revolving credit facility, net	$(742)	$27,768

(1)
The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the three months ended March 31, 2026 was 6.41% and the weighted average interest rate for the three months ended March 31, 2025 was 7.08%.

Aggregation Facility

On August 5, 2025, the Company entered into a loan agreement (the “Loan Agreement”) with NMNL II, as co-borrower, and Goldman Sachs Bank USA, as lender, which provided for an uncommitted revolving aggregation facility with a maximum aggregate principal amount of $300,000 (the “Aggregation Facility”). The Aggregation Facility includes an initial maturity date on August 30, 2026, and two one-year extensions. The Company and NMNL II amended the facility on December 29, 2025, which reduced the interest rate spread from 2.50% to 2.00% and made the guarantee full recourse. The Company intends to use the Aggregation Facility to acquire net lease properties.

The Aggregation Facility is cross-collateralized by properties contributed by each NMNL II and the Company, but each of the Company and NMNL II retains independent ownership of the assets it contributes to the Aggregation Facility. In connection with the Aggregation Facility, the Company and NMNL II entered into an intercreditor agreement that is intended to allocate liabilities relating to the Aggregation Facility in proportion to the assets each party finances using the Aggregation Facility, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of March 31, 2026, the Aggregation Facility had an outstanding principal amount of $174,323, of which $174,323 related to properties contributed by NMNL II and zero related to properties contributed by the Company, as set forth below.

Total Amount Outstanding
Indebtedness	March 31, 2026	December 31, 2025
Aggregation facility(1)	$—	$—

(1)
The interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the three months ended March 31, 2026 was 5.66%.

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Scheduled Principal Payments

Scheduled principal payments on mortgage notes payable and revolving credit facilities are as follows:

2026 (Remaining)	$2,551
2027	3,767
2028	170,286
2029	200,879
2030	177,932
2031	219,710
Thereafter	101,211
$876,336

Note 9. Derivative Contracts

The Company uses interest rate swaps to minimize risk associated with floating rate debt. Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuations from the Royal Bank of Canada and are classified as level II in the fair value hierarchy. The fair value of the swaps is classified as other assets on the Company’s Consolidated Balance Sheets. Changes in fair value are recognized on the Company’s Consolidated Statements of Operations under net change in unrealized appreciation on derivative swaps. Realized gains and losses on derivative contracts are recognized on the Company’s Consolidated Statements of Operations under net realized loss on financial instruments. The following tables provide details related to derivatives:

					Fair value
	Notional Amount	Rate	Index	Expiration date	March 31, 2026	December 31, 2025
Interest rate swap contracts	$10,000	3.64%	SOFR	8/1/2027(1)	$—	$(51)

(1)
On February 6, 2026, the Company terminated its interest rate swap contract.

	Three Months Ended
	Change in unrealized
	appreciation (depreciation)		Realized gain (loss)
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest rate swap contracts	$51	$—	$(48)	$—

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

All lease-related income is reported as a single line item, Rental revenue, in the Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Base rent(1)	$26,489	$24,536
Straight-line rent	2,279	2,360
Variable lease payments(2)	1,097	126
Amortization of (above) / below market lease value	147	29
	$30,012	$27,051

(1)
Base rent consists of fixed lease payments.
(2)
Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect on March 31, 2026 are as follows:

2026 (Remaining)	$81,662
2027	110,571
2028	112,706
2029	114,940
2030	117,173
2031	119,454
Thereafter	990,405
$1,646,911

Concentration of Credit Risk

As of March 31, 2026, the Company’s portfolio is occupied by 35 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
PCI Pharma Services	$2,992	$2,934

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 11. Income Taxes

The Company has elected and has qualified to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended March 31, 2026, the Company had a current income tax benefit of $44 related to state income tax. The Company has no deferred tax benefit.

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

The following table presents the activity related to redeemable non-controlling interests:

	March 31, 2026	December 31, 2025
Balance at the beginning of the year	$2,390	$—
Issuance of Class E OP Units	1,064	2,360
GAAP income allocation	22	—
Distributions	(78)	(92)
Fair value allocation	128	122
Ending balance	$3,526	$2,390

Note 13. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	March 31, 2026	December 31, 2025
Accrued management fee	$539	$449
Performance participation allocation	2,087	1,064
Advanced organization and offering costs	4,733	4,733
Total	$7,359	$6,246

Accrued management fee

The Company pays the Adviser a management fee equal to (1) 1.25% of NAV for Class I shares and (2) 1.00% of NAV for the Class A shares and Class F shares, in each case, per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units ("OP Units") to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class I units not held by us and (2) 1.00% of NAV of the Operating Partnership attributable to Class A and Class F units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units, and as a result, it is a class specific expense.

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash and Class E OP Units. During the three months ended March 31, 2026 and March 31, 2025, the Company incurred management fees of $1,507 and $952 in cash and zero and $75 in Class E OP Units, respectively. Management fees paid in OP Units are considered a non-cash expense.

During the three months ended March 31, 2026 and March 31, 2025, the Company has issued zero and $75 units to the Adviser as payment for management fees. The portion of management fees paid in Class E OP Units issued on April 1, 2025 were subsequently repurchased. Management fees of $539 and $449 were accrued and unpaid as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and March 31, 2025, the Adviser did not submit any shares for repurchase.

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

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP Units. During the three months ended March 31, 2026 and March 31, 2025, the Company incurred performance participation allocation of $2,087 and $731, respectively. Performance participation allocation paid in OP Units are considered a non-cash expense.

As of March 31, 2026, the Company accrued $2,087 for performance participation allocation expense, which was paid in the form of 101,303 Class E OP Units effective as of April 1, 2026 using the March 31, 2026 NAV. As of March 31, 2026, 168,719 Class E OP Units were issued for performance participation allocation expenses. As of December 31, 2025 the Company accrued $1,064 for performance participation allocation expense. During the three months ended March 31, 2026 and March 31, 2025, the Adviser did not submit any shares or OP Units for repurchase.

Advanced organization and offering expenses and certain operating expenses

The Adviser agreed to advance on behalf of the Company organization and offering costs (including legal, accounting, and other expenses attributable to the organization) incurred prior to January 2, 2026, which was the first anniversary of the initial closing of the Company’s private offering (the “Anniversary Date”), and certain operating expenses through the Anniversary Date. The Company began reimbursing the Adviser for all such advanced expenses ratably over the 60-month period commencing with the Anniversary Date. Following the Anniversary Date, the Company reimburses the Adviser for any organization and offering costs associated with the private offering and operating expenses that it incurs on the Company’s behalf when incurred.

Note 14. Equity and Noncontrolling Interests

Formation transactions

On January 2, 2025, NEWLEASE completed a recapitalization transaction, pursuant to which NM Fund I completed the REIT Contribution, whereby it contributed 100% of the common stock of the Predecessor in exchange for 27,307,734 common shares of the Company based on the Seed Portfolio Fair Value, divided by $20.00. NM Fund I then distributed in kind the 27,307,734 common shares that it received in connection with the REIT Contribution to its existing partners in proportion to their ownership in NM Fund I immediately prior to the completion of the Formation Transactions, who had the opportunity to elect to have their common shares repurchased by us.

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

The share classes have different management fees and performance participation allocation but the same economic and voting rights. See Note 13 – Related and Affiliated Party Transactions for further details.

Common shares

The following table details the change in the Company’s common shares:

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Class A	Class F	Class I	Class E	Total
December 31, 2025	9,159,016	11,565,231	4,673,018	6,712,132	32,109,397
Common shares issued	—	80,677	3,842,093	3,690	3,926,460
Distribution reinvestment	—	28,093	34,225	—	62,318
Common shares repurchased	—	—	—	—	—
March 31, 2026	9,159,016	11,674,001	8,549,336	6,715,822	36,098,175

Share repurchases

Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares pursuant to our share repurchase plan, provided, that, subject to certain limited exceptions, holders of Class A shares and Class F shares (collectively, the “Anchor Shares”) may not submit Anchor Shares for repurchase until January 1, 2027. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business day as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Additionally, shareholders who have received our common shares in exchange for their OP Units may include the period of time such shareholder held such OP Units for purposes of calculating the holding period for such common shares.

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares on January 2, 2025, which represented the only shares repurchased during such period. The Company did not receive any repurchase requests during the three months ended March 31, 2026.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross distribution per share. Shareholders do not pay servicing fees.

The following table details the aggregate distributions declared for each share class for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.4638	$—	$0.0507	$0.4131
Class F Common Shares	$0.4638	$—	$0.0507	$0.4131
Class I Common Shares	$0.4638	$—	$0.0630	$0.4008
Class E Common Shares	$0.4638	$—	$—	$0.4638

New Mountain Net Lease Trust

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2025
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.3999	$—	$—	$0.3999
Class F Common Shares	$0.3999	$—	$—	$0.3999
Class I Common Shares	$0.3999	$—	$—	$0.3999
Class E Common Shares	$0.3999	$—	$—	$0.3999

(1)
Management Fees were netted from gross distributions beginning with the December 31, 2025 distribution.

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

Share-based compensation

On January 1, 2026, each of the four independent trustees of the board were awarded 1,222 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 and $25, respectively, of compensation expense as “General and administrative” on the Consolidated Statement of Operations for the three months ended March 31, 2026 and March 31, 2025.

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

	March 31, 2026	March 31, 2025
Net income	$5,999	$5,279
Net income attributable to non-controlling interests in Class E OP Units	22	—
Net income attributable to non-controlling interests	(1,379)	(1,305)
Net income attributable to NEWLEASE shareholders	$4,642	$3,974
Weighted average number of common shares outstanding – basic	34,497,979	27,054,923
Weighted average number of common shares outstanding – dilutive	34,675,339	27,056,173

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

Note 17. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on April 1, 2026 and May 1, 2026, the Company sold an aggregate of 829,244 and 881,213, respectively, of its common shares at the most recently determined net asset value per share for aggregate consideration of approximately $16,653 and $17,900, respectively. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the Shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	—	$—
Class F Common Shares	53,997	$1,095
Class I Common Shares	1,656,460	$33,458
Class E Common Shares	—	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10‑K filed with the SEC on March 30, 2026. Dollars are in thousands, except for per share amounts.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•
Interest rates;
•
Economic growth;
•
Changes in demographics;
•
Market conditions;
•
Rent growth;
•
Net operating income growth;
•
Capitalization rates; and
•
Occupancy rates.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•
Changes in interest rates;
•
Inflation;
•
Unexpected market movements;
•
A slowdown or contraction of the economy;
•
Legislative or regulatory developments;
•
Errors in strategy execution;
•
Acts of God and wars (including the war in Ukraine and the conflict and escalating tensions in the Middle East); and
•
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

•
Provide current income in the form of predictable, stable monthly cash distributions;
•
Realize appreciation in the NAV from differentiated sourcing, investment selection, structuring and proactive asset management;
•
Preserve and protect invested capital; and
•
Provide an investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with the potential for additional upside through real estate tax advantages, appreciation and lower volatility than publicly traded real estate companies.

We may not achieve our investment objectives. See “Item 1A. Risk Factors.”

As part of our investment strategy we may also selectively invest in real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities, to provide current income and, alongside our credit facilities and operating cash flow, serve as an additional source of liquidity for cash management, satisfying share repurchases under our share repurchase plan and other purposes.

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

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 2, 2025, we completed the Formation Transactions and the initial closing of our private offering. See “Item 1. Business—Formation Transactions.” We elected and have qualified to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code") beginning with the first taxable year of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Predecessor”) (our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10‑Q.

From January 2, 2025 through March 31, 2026, we received net proceeds of $445,409 from the sale of our common shares, including $263,034 in connection with the initial retail closing. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class A, Class F, Class E, and Class I units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate. We intend to continue selling shares on a monthly basis.

Emerging Growth Company Status

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b‑2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

Results of Operations of the Company

2026 Operating Highlights

Distributions

•
Declared net distributions totaling $14,584 for the three months ended March 31, 2026. The following table details the annualized distribution rates and total returns:

	Class A Shares	Class F Shares	Class I Shares	Class E Shares
Annualized Distribution Rate(1)	8.2%	8.2%	8.0%	9.1%
Inception-to-Date Total Return(2)	10.2%	10.0%	9.5%	11.9%

(1)
The annualized distribution rate is calculated by annualizing the net distribution amounts per share declared as of March 31, 2026, and dividing by the net asset value per share as of February 28, 2026.
(2)
The inception-to-date total return is annualized and calculated as the change in NAV per share since January 2, 2025, plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan for Class F and Class I shares only. We believe total return is a useful measure of our overall performance.

Investment Activity

•
No properties were acquired during the three months ended March 31, 2026.

Capital Activity and Financing Activity

•
We raised proceeds of $78,589 from the sale of our common shares during the three months ended March 31, 2026.
•
We incurred and paid down our mortgage notes and credit facility debt as follows during the three months ended March 31, 2026: (i) we borrowed $4,900 and paid down $33,490 on our revolving loan with City National Bank, and (ii) we paid down $34,254 on our mortgage notes payable.

Overall Portfolio

As of March 31, 2026, our portfolio consisted of 170 industrial properties leased to 35 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of March 31, 2026:

(1)
Industrial Building Sub-Type Diversification, Geographic Diversification, and Tenant Industry Diversification are weighted by the forward 12 months cash rent based on in place rent agreements as of March 31, 2026, excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Portfolio Overview

The following table provides information regarding the portfolio as of March 31, 2026:

Location	Number of Properties	Acquisition Date (1)	Ownership Percentage	Occupancy(2)	Square Feet
Various	6	Jun-18	50%	100%	1,790,587
Various	6	Jun-18	100%	100%	96,444
Various	4	Oct-18	70%	100%	951,651
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	21	Dec-18	100%	100%	539,369
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
St. Louis, MO	2	Jun-19	100%	100%	64,609
Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Various	5	Jul-19	100%	100%	438,407
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
Various	5	Oct-19	80%	100%	1,356,188
Various	4	Mar-20	100%	100%	451,920
London, Ontario	1	Mar-20	100%	100%	340,414
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Chicago Heights, IL	1	Sep-20	100%	100%	184,530
Denver, PA	1	Sep-20	100%	100%	197,300
Various	3	Nov-20	80%	100%	639,162
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Yaphank, NY	1	Mar-21	80%	100%	491,200
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Bristol, PA	1	May-21	100%	100%	49,534
Various	3	Jun-21	100%	100%	465,895
Various	3	Aug-21	80%	100%	183,797
Various	4	Aug-21	100%	100%	972,499
Various	4	Sep-21	100%	100%	332,681
Various	3	Nov-21	80%	100%	861,600
Various	24	Dec-21	80%	100%	606,967
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	4	Dec-21	100%	100%	394,658
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Gainesville, FL	8	Mar-22	100%	100%	444,973
Various	17	Aug-22	100%	100%	597,209
Sterling, VA	4	Sep-25	100%	100%	316,268
Carlsbad, CA	1	Oct-25	100%	100%	128,745
Total	170			100%	15,852,462

(1)
For investments acquired in connection with the completion of the Formation Transactions on January 2, 2025, the “Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.
(2)
Occupancy represents the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of March 31, 2026.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of March 31, 2026.

Year	Number of Expiring Leases	Number of Properties	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	% of Total Square Feet Expiring
2026 (Remaining)	0	0	$0.0	0.0%	0.0%
2027	0	0	$0.0	0.0%	0.0%
2028	0	0	$0.0	0.0%	0.0%
2029	0	0	$0.0	0.0%	0.0%
2030	0	0	$0.0	0.0%	0.0%
2031	0	0	$0.0	0.0%	0.0%
2032	4	4	$3.8	4.0%	4.4%
2033	1	1	$1.1	1.1%	0.4%
2034	4	10	$3.7	3.9%	5.2%
2035	3	3	$5.6	5.9%	4.1%
Thereafter	30	152	$81.2	85.1%	85.9%
Total	42	170	95.4	100%	100%

(1)
Annualized base rent is determined by reference to the Company’s pro rata share of the March 31, 2026 base rent, and is based on in-place lease agreements as of March 31, 2026 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
Lease expirations are based on current lease terms and do not reflect any unexercised tenant renewal or extension options.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended March 31,		Change
	2026	2025	2026 compared to 2025
Revenues
Rental revenue	$30,012	$27,051	$2,961
Total revenues	30,012	27,051	2,961
Expenses
Property operating expense	97	130	(33)
Depreciation and amortization	9,521	8,714	807
Management fee	1,507	1,027	480
Performance participation allocation	2,087	731	1,356
General and administrative	1,300	693	607
Organizational costs	—	151	(151)
Total expenses	14,512	11,446	3,066
Other (expense)/income
Interest expense	(10,408)	(10,277)	(131)
Other income	706	2	704
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	154	(63)	217
Net change in unrealized appreciation on derivative swaps	51	—	51
Net realized loss on financial instruments	(48)	—	(48)
Total other (expense)/income	(9,545)	(10,338)	793
Net income before income tax expense	5,955	5,267	688
Income tax benefit	44	12	32
Net income	5,999	5,279	720
Net income attributable to non-controlling interests in Class E OP Units	22	—	22
Net income attributable to non-controlling interests	(1,379)	(1,305)	(74)
Net income attributable to the Company’s shareholders	$4,642	$3,974	$668

Comparison of the three months ended March 31, 2026 and 2025

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $30,012 for the three months ended March 31, 2026, an increase of $2,961, or 10.9%, compared to $27,051 for the three months ended March 31, 2025. This increase was primarily attributed to the acquisition of five industrial properties in the second half of 2025.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $97 for the three months ended March 31, 2026, a decrease of $33, or 25.4%, compared to $130 for the three months ended March 31, 2025. This decrease was primarily driven by lower insurance premiums and miscellaneous expenses.

Depreciation and amortization – Depreciation and amortization expense was $9,521 for the three months ended March 31, 2026, an increase of $807, or 9.3%, compared to $8,714 for the three months ended March 31, 2025. The increase was primarily attributed to the acquisition of five industrial properties in the second half of 2025.

Management fee – Management fee was $1,507 for the three months ended March 31, 2026, an increase of $480, or 46.7%, compared to $1,027 for the three months ended March 31, 2025. The increase was driven by higher NAV in 2026 and issuances of shares with higher management fees.

Performance participation allocation – Performance participation allocation expense was $2,087 for the three months ended March 31, 2026, an increase of $1,356, or 185.5%, compared to $731 for the three months ended March 31, 2025. The increase in respective performance participation allocation expense is primarily due to an increase in NAV during the period, which increased total return of the Company.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $1,300 for the three months ended March 31, 2026, an increase of $607, or 87.6%, from $693 for the three months ended March 31, 2025, primarily as a result of increased professional services fees driven by the growth of the Company.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees, and was zero for the three months ended March 31, 2026, and $151 for the three months ended March 31, 2025.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the asset-backed securities transaction ("ABS Program"), and our credit facilities and was $10,408 for the three months ended March 31, 2026, an increase of $131, or 1.3%, from $10,277 for the three months ended March 31, 2025. The increase is primarily due to the incurrence of additional debt related to new acquisitions, offset by lower interest rates related to the debt associated with the ABS Program and the repayment of two mortgages in 2026.

Other income – Other income is comprised of certain yield maintenance proceeds and title company refunds and was $706 for the three months ended March 31, 2026, an increase of $704, or 35200.0%, from $2 for the three months ended March 31, 2025. The increase was primarily attributable to yield maintenance proceeds received in connection with the repayment of two mortgages in 2026.

Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations – Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $154 for the three months ended March 31, 2026, an increase of $217, from $(63) for the three months ended March 31, 2025. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation on derivative swaps – Net change in unrealized appreciation on derivative swaps is comprised of unrealized appreciation in the fair market value of certain derivatives and was $51 for the three months ended March 31, 2026, an increase of $51, compared to zero for the three months ended March 31, 2025. The increase reflects the reversal of the fair value of an interest rate swap which was terminated in 2026. There were no derivatives held during the three months ended March 31, 2025.

Net realized loss on financial instruments – Net realized loss on financial instruments, comprised of realized losses on foreign currency, was $48 for the three months ended March 31, 2026, compared to zero for the three months ended March 31, 2025. The realized loss resulted from the termination of an interest rate swap agreement in 2026.

Income tax benefit – Income tax benefit represents income taxes and was $44 for the three months ended March 31, 2026, an increase of $32, from $12 for the three months ended March 31, 2025, primarily as a result of state tax refunds received during the three months ended March 31, 2026, offset by recurring state tax accruals. The benefit for the three months ended March 31, 2025 was related to the sale of the Predecessor’s sole asset in Mexico and a lower-than-expected 2025 tax liability associated with that asset.

Net Asset Value

The NAV is intended to represent the fair value of our assets less our outstanding liabilities and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV, we adjust the value of our assets and liabilities from historical cost to fair value. The Adviser will determine the fair value of our net lease investments and associated financing on a monthly basis, which valuations will be reviewed and confirmed for reasonableness by the independent valuation advisor on a quarterly basis. In addition, all properties are subject to annual appraisals conducted by independent third-party appraisers, which, among other factors, the Adviser takes into account in determining the appropriate valuation.

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2026 (dollars are in thousands):

Components of NAV	March 31, 2026
Investments in real estate, net	$731,832
Cash and cash equivalents	29,209
Other assets	7,118
Revolving credit facility	742
Subscriptions received in advance	(16,653)
Distribution payable	(5,075)
Due to affiliate	678
Management fee payable	(541)
Accrued performance participation allocation	(2,087)
Accounts payable and accrued expenses	(1,214)
Net Asset Value	$744,009
Number of outstanding shares/units	36,275,534

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of March 31, 2026:

NAV Per Share	Class A Shares	Class F Shares	Class I Shares	Class E Shares	Third-Party Operating Partnership Units	Restricted Share Units(1)	Total
Net asset value	$188,200	$238,208	$173,614	$140,344	$3,525	$118	$744,009
Number of outstanding shares	9,159,016	11,674,001	8,549,336	6,715,822	168,719	8,640	36,275,534
NAV per share as of March 31, 2026	$20.55	$20.41	$20.31	$20.90	$20.90	$20.90

(1)
Restricted Share Units represent RSUs that have been granted and vested but remain unsettled as of March 31, 2026.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2026.

Capitalization Rate
Industrial	6.49%

A change in the capitalization rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Capitalization Rate	0.25% decrease	+4.01%
(weighted average)	0.25% increase	(3.71)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV:

March 31, 2026
Shareholders’ equity	$466,202
Redeemable non-controlling interests	3,526
Total shareholders' equity and redeemable non-controlling interests under GAAP	469,728
Adjustments:
Accrued organization and offering costs	5,289
Net unrealized real estate appreciation	152,309
Accumulated depreciation and amortization under GAAP	175,648
Straight-line rent	(58,965)
NAV	$744,009

The following details the adjustments to reconcile GAAP shareholders’ equity and redeemable non-controlling interests to our NAV:

•
The Adviser agreed to advance certain organization and offering costs on our behalf through January 2, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing January 2, 2026. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
For the purpose of calculating NAV, properties are valued at fair market value, as determined by the Adviser.
•
We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization expenses are not recorded for purposes of calculating our NAV. For the purposes of calculating our NAV, investments in real estate and borrowings are held at their estimated fair values.
•
We recognize rental revenue on a straight-line basis for all leases that have fixed rental revenue under GAAP. Such straight-line adjustments are excluded for purposes of calculating NAV.

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the three months ended March 31, 2026:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2026	$0.1377	$0.1377	$0.1336	$0.1546
February 28, 2026	0.1377	0.1377	0.1336	0.1546
March 31, 2026	0.1377	0.1377	0.1336	0.1546
Total	$0.4131	$0.4131	$0.4008	$0.4638

For the three months ended March 31, 2026, we declared net distributions of $14,584. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the three months ended March 31, 2026:

	Three Months Ended
Distributions	Amount	Percentage
Payable in cash	$13,333	91.4%
Reinvested in shares	1,251	8.6%
Total distributions	$14,584	100%
Sources of Distributions
Cash flows from operating activities	$14,620
Total sources of distributions	$14,620

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

The following table reconciles net income of the Company and the Operating Partnership to FFO and AFFO for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to the Company’s shareholders	$4,642	$3,974
Adjustments to arrive at FFO:
Depreciation and amortization	9,521	8,714
Amount attributable to non-controlling interests for above adjustments	(1,238)	(1,238)
FFO attributable to the Company’s shareholders	12,925	11,450
Adjustments to arrive at AFFO:
Straight-line rental income	(2,279)	(2,360)
Amortization of above and below market lease intangibles, net	(147)	—
Management fee	—	75
Performance participation allocation	2,087	731
Amortization of deferred financing costs	859	652
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	(154)	63
Net change in unrealized appreciation on derivative swaps	(51)	—
Amount attributable to non-controlling interests for above adjustments	156	235
AFFO attributable to the Company’s shareholders	$13,396	$10,846

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $14,375 and availability under our credit facilities of $105,000 as of March 31, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $78,589 for the three months ended March 31, 2026. We may also generate additional liquidity through the sale of our real estate investments, borrowing money through unsecured financings, or incurring other forms of indebtedness, such as through additional issuances under our ABS Program.

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

Capital Resources

As of March 31, 2026, our indebtedness included loans secured by our properties, unsecured lines of credit, and non-recourse secured debt. The following table is a summary of our indebtedness:

	Weighted		Weighted		Maximum	Principal Balance as of
Indebtedness	Average Interest Rate		Maturity Date		Facility Size	March 31, 2026	December 31, 2025
Mortgage notes and credit facilities, net
Notes issued under the ABS Program(1)	5.28%		11/25/2055		$ NA	$134,822	$134,898
Mortgages	3.98%		5/26/2030		NA	741,514	782,757
Revolving credit facility	S+2.75%	(2)	7/25/2028		55,000	—	28,590
Deferred financing costs, net						(13,393)	(14,125)
Total mortgage notes and credit facilities, net						862,943	932,120
Affiliated line of credit	S+2.35%	(3)	12/31/2027		$50,000	—	—
Aggregation facility	S+2.00%	(4)	8/30/2028	(5)	NA	—	—
Total indebtedness						$862,943	$932,120

(1)
Excludes $358,171 of debt issued under the ABS Program allocated to New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
The revolving credit facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the three months ended March 31, 2026 was 6.41%.
(3)
The affiliated line of credit interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.35%. The weighted average interest rate for the three months ended March 31, 2026 was 6.01%.
(4)
The Aggregation Facility interest rate is equal to the Daily Simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the three months ended March 31, 2026 was 5.66%.
(5)
Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.

As of March 31, 2026, approximately 13% of our real estate investment portfolio served as collateral for outstanding borrowings under our ABS Program. We believe the ABS Program provides a level of flexibility not commonly available in traditional non-recourse financing and is often preferable to debt issued in the commercial mortgage-backed securities (CMBS) market. Under the ABS Program, an affiliate of the Company acts as both master servicer and special servicer for the collateral pool, enabling active portfolio oversight and timely resolution of asset-level matters. In addition, under the ABS Program, our ability to sell or substitute collateral, subject to meeting defined conditions, we believe enhances our ability to manage the portfolio over time and make changes based on evolving market characteristics. Through the ABS Program structure, we utilize bankruptcy-remote, special purpose subsidiaries to issue multiple series of investment-grade net lease mortgage notes (ABS notes) over time, which are secured by certain of our properties and properties of one or more investment vehicles managed by an affiliate of New Mountain.

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

Cash Flows

Cash flows provided by operating activities were $14,620 for the three months ended March 31, 2026 compared to $13,161 for the three months ended March 31, 2025. The change in cash flows provided by operating activities was primarily due to an increase in other assets, partially offset by an increase in accounts payable and accrued expenses.

Cash flows (used in)/provided by investing activities were ($18) for the three months ended March 31, 2026 compared to $9 for the three months ended March 31, 2025. The change in cash flows used in investing activities was primarily due to capital expenditures in 2026 and proceeds from real estate sold in 2025.

Cash flows used in financing activities were $3,775 for the three months ended March 31, 2026 compared to $267,285 for the three months ended March 31, 2025. The change in cash flows from financing activities was primarily due to subscriptions received in advance, redemptions of common stock, and repayment of debt.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three months ended March 31, 2026 and 2025.

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

Recent Accounting Pronouncements

See “Notes to Consolidated Financial Statements—2. Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2026 (in thousands):

Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Indebtedness	$876,336	$3,500	$191,516	$580,110	$101,210
Advanced organization and offering costs	5,289	1,113	2,227	1,949	—
Total	$881,625	$4,613	$193,743	$582,059	$101,210

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

As of March 31, 2026, our indebtedness was $862,943 and consisted of debt issued under our ABS Program, mortgages, and a revolving credit facility (excluding $358,171 of debt issued under the ABS Program related to properties contributed by NMNL II, for which an intercreditor agreement relates). The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II. Our revolving credit facility is variable rate debt and indexed to daily simple SOFR.

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

As of March 31, 2026 and March 31, 2025, we did not have any derivative contracts.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based upon this evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2026. As of March 31, 2026, there have been no material changes from the risk factors set forth in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

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

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

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

The Company did not receive any repurchase requests during the three months ended March 31, 2026.

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

3.2

Amended and Restated Declaration of Trust of the Company, dated December 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on December 20, 2024 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed on December 20, 2024 and incorporated by reference herein)

4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024 and incorporated by reference herein)

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 and incorporated by reference herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

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

NEW MOUNTAIN NET LEASE TRUST

Date: May 11, 2026
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)