Form 10-Q
period 2026-06-30
New Mountain Net Lease Trust
filed 2026-07-30
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 11,777,850 shares of Class F common shares, 12,015,494 shares of Class I common shares and 6,717,001 shares of Class E common shares.

Explanatory Note

This Quarterly Report on Form 10-Q of New Mountain Net Lease Trust, a Maryland statutory trust (the “Company”), includes the financial statements and other financial information of (i) the Company and (ii) the Company’s accounting predecessor, New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Predecessor”), which owned a portfolio of stabilized, net leased industrial assets (the “Seed Portfolio”) that was contributed to the Company on January 2, 2025, in connection with the completion of the Formation Transactions (as defined below).

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

PART I – Financial Information

ITEM 1: Financial Statements

New Mountain Net Lease Trust

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,453,064	$1,294,008
Intangible assets, net	49,029	43,892
Cash and cash equivalents	1,227	629
Restricted cash	26,617	19,988
Other assets	89,886	82,463
Total assets(1)	$1,619,823	$1,440,980
Liabilities
Mortgage notes and credit facility, net	$888,610	$932,120
Aggregation facility	95,089	—
Subscriptions received in advance	26,416	19,786
Accounts payable and accrued expenses	12,139	11,242
Due to affiliates	9,896	6,246
Distribution and redemption payable	8,480	4,534
Intangible liabilities, net	7,577	6,394
Other liabilities	6,259	4,613
Total liabilities(1)	1,054,466	984,935
Commitments and contingencies (see Note 16)
Redeemable non-controlling interests (Note 12)	5,804	2,390
Equity
Common shares – Class A; $0.01 par value per share; 9,159,016 and 9,159,016 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	92	92
Common shares – Class F; $0.01 par value per share; 11,748,315 and 11,565,231 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	117	115
Common shares – Class I; $0.01 par value per share; 10,733,385 and 4,673,018 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	108	47
Common shares – Class E; $0.01 par value per share; 6,717,001 and 6,712,132 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	67	67
Additional paid-in capital	656,020	531,747
Earnings less than distributions	(157,984)	(135,177)
Total shareholders’ equity	498,420	396,891
Non-controlling interests	61,133	56,764
Total equity	559,553	453,655
Total liabilities and shareholders’ equity	$1,619,823	$1,440,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)
Total Assets includes assets of consolidated variable interest entities (“VIEs”) of $691,349 and $733,729 as of June 30, 2026 and December 31, 2025, respectively, that can only be used to settle the obligations of the VIEs; Total Liabilities includes liabilities of consolidated VIEs of $484,551 and $512,993 as of June 30, 2026 and December 31, 2025, respectively, including third-party liabilities for which the creditors or beneficial interest holders do not have recourse to the general credit of the Company.

New Mountain Net Lease Trust

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Rental revenue	$31,836	$27,061	$61,848	$54,112
Total revenues	31,836	27,061	61,848	54,112
Expenses
Property operating expense	164	165	261	295
Depreciation and amortization	9,949	8,715	19,470	17,429
Management fee	1,763	1,087	3,270	2,114
Performance participation allocation	3,145	704	5,232	1,435
General and administrative	1,532	835	2,832	1,529
Organizational costs	—	—	—	151
Total expenses	16,553	11,506	31,065	22,953
Other (expense)/income
Interest expense	(11,165)	(10,142)	(21,573)	(20,419)
Other income	—	—	706	2
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	164	(434)	318	(497)
Net change in unrealized appreciation on derivative swaps	—	—	51	—
Net realized loss on financial instruments	—	—	(48)	—
Total other (expense)/income	(11,001)	(10,576)	(20,546)	(20,914)
Net income before income tax expense	4,282	4,979	10,237	10,245

Income tax benefit/(expense)	33	(29)	77	(17)
Net income	4,315	4,950	10,314	10,228

Net income attributable to non-controlling interests in Class E OP Units	(68)	—	(46)	—
Net income attributable to non-controlling interests	(1,328)	(1,243)	(2,707)	(2,548)
Net income attributable to the Company’s shareholders	$2,919	$3,707	$7,561	$7,680
Class A weighted average shares outstanding – basic and diluted	9,159,016	9,131,158	9,159,016	9,094,544
Class F weighted average shares outstanding – basic and diluted	11,727,091	11,271,070	11,680,810	11,249,697
Class I weighted average shares outstanding – basic and diluted	10,123,091	920,775	8,556,664	488,656
Class E weighted average shares outstanding – basic	6,716,215	6,712,132	6,715,205	6,712,132
Class E weighted average shares outstanding – diluted	6,993,435	6,748,457	6,942,495	6,730,294
Earnings per Class A share - basic and diluted	$0.10	$0.12	$0.24	$0.26
Earnings per Class F share - basic and diluted	$0.05	$0.10	$0.15	$0.22
Earnings per Class I share - basic and diluted	$0.01	$0.09	$0.07	$0.18
Earnings per Class E share - basic	$0.21	$0.20	$0.44	$0.41
Earnings per Class E share - diluted	$0.20	$0.20	$0.43	$0.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at March 31, 2026	$92	$116	$85	$67	$611,023	$(145,181)	$466,202	$62,119	$528,321
Common shares issued	—	—	23	1	47,133	—	47,157	—	47,157
Offering costs	—	—	—	—	(493)	—	(493)	—	(493)
Distribution reinvestment	—	1	1	—	1,743	—	1,745	—	1,745
Common shares redeemed	—	—	(1)	(1)	(3,085)	—	(3,087)	—	(3,087)
Amortization of restricted share units	—	—	—	—	25	—	25	—	25
Net Income ($-68 attributable to non-controlling interests in Class E OP Units)	—	—	—	—	—	2,919	2,919	1,328	4,247
Distributions on common shares ($0.464 gross per share)	—	—	—	—	—	(15,722)	(15,722)	—	(15,722)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,314)	(2,314)
Reallocation non-controlling measurement adjustment	—	—	—	—	(326)	—	(326)	—	(326)
Balance at June 30, 2026	$92	$117	$108	$67	$656,020	$(157,984)	$498,420	$61,133	$559,553

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2025	$92	$115	$47	$67	$531,747	$(135,177)	$396,891	$56,764	$453,655
Common shares issued	—	1	61	1	125,683	—	125,746	—	125,746
Offering costs	—	—	—	—	(1,024)	—	(1,024)	—	(1,024)
Distribution reinvestment	—	1	1	—	2,994	—	2,996	—	2,996
Common shares redeemed	—	—	(1)	(1)	(3,085)	—	(3,087)	—	(3,087)
Amortization of restricted share units	—	—	—	—	125	—	125	—	125
Net Income ($-46 attributable to non-controlling interests in Class E OP Units)	—	—	—	—	—	7,561	7,561	2,707	10,268
Distributions on common shares ($0.928 gross per share)	—	—	—	—	—	(30,368)	(30,368)	—	(30,368)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,001	6,001
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,339)	(4,339)
Reallocation non-controlling measurement adjustment	—	—	—	—	(420)	—	(420)	—	(420)
Balance at June 30, 2026	$92	$117	$108	$67	$656,020	$(157,984)	$498,420	$61,133	$559,553

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at March 31, 2025	$91	$113	$1	$67	$435,447	$(111,705)	$324,014	$59,622	$383,636
Common shares issued	1		12	—	25,337	—	25,350	731	26,081
Offering costs	—	—	—	—	(367)	—	(367)	—	(367)
Distribution reinvestment	—	—	—	—	29	—	29	—	29
Net Income	—	—	—	—	—	3,707	3,707	1,243	4,950
Distributions on common shares ($0.401 gross per share)	—	—	—	—	—	(11,253)	(11,253)	—	(11,253)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,149)	(2,149)
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	84	50	13	—	293,306	—	293,453	731	294,184
Offering costs	—	—	—	—	(3,732)	—	(3,732)	—	(3,732)
Distribution reinvestment	—	—	—	—	29	—	29	—	29
Common shares redeemed	—	—	—	(135)	(270,476)	—	(270,611)	—	(270,611)
Net income	—	—	—	—	—	7,680	7,680	2,548	10,228
Distributions on common shares ($0.801 gross per share)	—	—	—	—	—	(22,071)	(22,071)	—	(22,071)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,387)	(4,387)
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Condensed Consolidated Statement of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$10,314	$10,228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,470	17,429
Straight-line rent adjustment	(4,827)	(4,659)
Amortization of above / (below) market lease intangibles	(302)	(58)
Amortization of deferred financing costs	1,992	1,250
Amortization of restricted share units	125	—
Management fees	1,763	—
Performance participation allocation	5,232	731
Changes in assets and liabilities:
(Increase) in other assets	(2,596)	(6,294)
Increase in due to affiliates	961	1,255
Increase in accounts payable and accrued expenses	897	5,556
Increase/(decrease) in other liabilities	1,646	(546)
Net cash provided by operating activities	$34,675	$24,892

Cash flows from investing activities
Proceeds from real estate sold	$—	$9
Acquisition of real estate	(182,177)	—
Net cash (used in)/provided by investing activities	$(182,177)	$9

Cash flows from financing activities:
Proceeds from issuance of common shares	$108,954	$30,519
Redemptions of common shares	(1,155)	(270,611)
Subscriptions received in advance	26,416	8,298
Payment of distributions to common shares	(29,470)	(18,235)
Payment of distributions to Class E OP unitholders	(179)	—
Payment of offering costs	(1,024)	—
Proceeds from non-controlling interests	6,001	—
Payment of distributions to non-controlling interests	(4,402)	(4,387)
Repayment of mortgage notes	(41,928)	(740)
Borrowings under affiliated line of credit	—	7,750
Borrowings under revolving credit facility	48,360	18,250
Repayment of revolving credit facility	(50,932)	(52,671)
Borrowings under aggregation facility	95,089	—
Payment of deferred financing costs	(561)	(121)
Net cash provided by/(used in) financing activities	$155,169	$(281,948)

Net change in cash and cash equivalents and restricted cash	$7,667	$(257,047)

Cash and cash equivalents and restricted cash, beginning of period	20,617	266,470
Effects of currency translation on cash and cash equivalents, and restricted cash	(440)	(232)
Cash and cash equivalents and restricted cash, end of period	$27,844	$9,191

Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$1,227	$692
Restricted cash	26,617	8,499
Total cash and cash equivalents and restricted cash	$27,844	$9,191

Supplemental disclosures:
Interest paid	$19,953	$19,526
Cash paid for income taxes	$48	$2

Non-cash financing activities:
Accrued distributions	$5,393	$3,807
Accrued redemptions	$3,087	$—
Offering costs due to affiliate	$—	$3,470
Other offering costs payable	$—	$262
Distribution reinvestment	$2,996	$29
Issuance of redeemable Class E shares as payment for management fees	$1,155	$—
Redeemable non-controlling interests issued as settlement of performance participation allocation	$3,151	$731
Allocation to redeemable non-controlling interests	$420	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2026, the Company owned 174 properties leased to 37 tenants.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements include our consolidated accounts.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and any single member limited liability companies or other entities which are consolidated in accordance with GAAP. The Company consolidates VIEs when it is the primary beneficiary and voting interest entities that are generally majority owned or otherwise controlled by the Company. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

The Company has consolidated all VIEs for the periods presented because we are the primary beneficiary and have the power to direct the activities that impact the entity’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, lease accounting, real estate impairment assessments and allocation of fair value of purchase consideration. These estimates are based on historical experience and other assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and revises these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

Investments in Real Estate

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods whereby the Company is reasonably certain the tenant will utilize their extension option. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s Condensed Consolidated Statements of Operations. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) are amortized to expense over the applicable terms of the respective leases. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and six months ended June 30, 2026 and 2025.

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

Expenditures for improvements that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are expensed as incurred.

Sale-Leasebacks

All sale-leaseback transactions are evaluated in accordance with GAAP to determine if they meet the criteria for sale recognition.

During the three and six months ended June 30, 2026, the Company completed three sale-leaseback transactions. The Company did not complete any sale-leaseback transactions for the three and six months ended June 30, 2025.

Real Estate Held for Sale and Discontinued Operations

The Company follows the guidance for reporting discontinued operations, whereby a disposal of an individual property or group of properties is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The results of operations for those properties not meeting such criteria are reported in “continuing operations” in the Condensed Consolidated Statements of Operations. There were no discontinued operations in the current year.

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate are reclassified as “held for sale” on the Company’s Condensed Consolidated Balance Sheets at the time such determinations are made, on a prospective basis only.

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of June 30, 2026 and December 31, 2025.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

Restricted Cash

As of June 30, 2026 and December 31, 2025, the restricted cash balance of $26,617 and $19,988, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

Subscriptions Received in Advance

Subscriptions received in advance represent amounts received from investors prior to the effective date of their investment in the Company. These amounts are recorded as a liability until the subscription is fully processed and the investor’s capital is accepted by the Company. Upon acceptance, the liability is reclassified to equity.

Derivatives

The Company may enter into derivative financial instruments, such as interest rate swaps and caps, to manage interest rate exposure. The Company’s derivative instruments may include instruments that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, must be expected to be highly effective at offsetting the variability in hedged cash flows attributable to the hedged risk (e.g., a variable interest rate index).

All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and are generally reported gross, regardless of netting arrangements. Derivatives not designated as accounting hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements or the Company has not elected to apply hedge accounting.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company has elected the practical expedient not to separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $73,081 and $68,254 as of June 30, 2026 and December 31, 2025, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with GAAP and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facility was $12,694 and $14,125, respectively, which was net of accumulated amortization of $12,487 and $10,656, as of June 30, 2026 and December 31, 2025, respectively, and was recorded as a direct deduction to the related debt on the Condensed Consolidated Balance Sheets. Amortization of deferred financing costs was $1,133 and $598 for the three months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the accompanying Condensed Consolidated Statements of Operations. Amortization of deferred financing costs was $1,992 and $1,250 for the six months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the accompanying Condensed Consolidated Statements of Operations.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended
	June 30, 2026		June 30, 2025
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.10	$0.10	$0.12	$0.12
Class F	$0.05	$0.05	$0.10	$0.10
Class I	$0.01	$0.01	$0.09	$0.09
Class E	$0.21	$0.20	$0.20	$0.20

	Six Months Ended
	June 30, 2026		June 30, 2025
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.24	$0.24	$0.26	$0.26
Class F	$0.15	$0.15	$0.22	$0.22
Class I	$0.07	$0.07	$0.18	$0.18
Class E	$0.44	$0.43	$0.41	$0.41

Segment Information

The Company leases its net-lease properties primarily to middle market industrial tenants and reports its business as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who allocates resources and assesses financial performance. The CODM reviews net income and assesses the performance of the Company’s current portfolio of net-lease properties and makes operating decisions accordingly. Net income is used by the CODM in assessing the operating performance of the segment and to monitor budget versus actual results. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. As a result, the Company conducts its business as a single operating segment. Given the triple-net nature of the leases, all expense categories presented on the Condensed Consolidated Statement of Operations are significant.

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and six months ended June 30, 2026 and 2025, no such amounts were recognized. The tax years ended on December 31, 2023 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Foreign Exchange

The accounting records of the Company are maintained in U.S. dollars. Investments denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. Such fluctuations are included with “Net change in unrealized (depreciation)/appreciation on investments related to foreign exchange fluctuations” and “Net realized loss on financial instruments” in the Condensed Consolidated Statements of Operations.

Recently Issued and Accounting Pronouncements Not Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 removes the prior default that the primary beneficiary of an acquired VIE is always the accounting acquirer and instead requires entities to apply the acquirer identification factors in ASC 805-10-55-12 through 55-15 when the legal acquiree is a VIE that meets the definition of a business and the transaction is effected primarily by exchanging equity interests. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted, and are to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-03 on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 makes targeted improvements to more closely align hedge accounting with an entity's risk management activities, including replacing the shared risk exposure requirement with a similar risk exposure standard for cash flow hedge groupings, introducing a model for hedging interest payments on choose-your-rate debt instruments, broadening hedge accounting for forecasted non-financial asset transactions, removing the net written option test for certain compound derivatives, and eliminating recognition mismatches in dual-hedge structures. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted, and are to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-09 on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the scope, form and content, and disclosure requirements of interim financial statements by compiling existing interim disclosure requirements into a single comprehensive list within Topic 270 and adding a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements.

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant net-leased industrial real estate properties. As of June 30, 2026, the Company owned 174 properties across 35 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 37 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Real estate investment is composed of the following:

	June 30, 2026	December 31, 2025
Buildings and improvements	$1,404,120	$1,271,687
Land and land improvements	238,353	194,280
Total	1,642,473	1,465,967
Accumulated depreciation	(189,409)	(171,959)
Investments in real estate, net	$1,453,064	$1,294,008

Acquisitions

The following table details the acquisition values, including closing costs, number of properties, and total square feet for acquisitions made by the Company during the six months ended June 30, 2026:

	Six Months Ended
	June 30, 2026
	Number of properties	Acquisition value	Square feet
Industrial properties	4	$182,155	732,844

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
Buildings and improvements	$132,415
Land and land improvements	44,069
In-place lease intangibles	7,138
Below-market lease	(1,488)
Other lease intangibles	21
Total Purchase Price	$182,155

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company had no acquisitions during the six months ended June 30, 2025.

Dispositions

The Company did not sell any properties during the three and six months ended June 30, 2026 and 2025.

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$65,084	$(17,178)	$47,906	15.9
Above-market leases	120	(29)	91	22.3
Other lease intangibles	1,377	(345)	1,032	19.3
Total intangible assets	$66,581	$(17,552)	$49,029	16.0

Intangible liabilities
Below-market leases	$8,679	$(1,102)	$7,577	12.8
Total intangible liabilities	$8,679	$(1,102)	$7,577	12.8

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$57,946	$(15,195)	$42,751	15.9
Above-market leases	120	(26)	94	22.3
Other lease intangibles	1,356	(309)	1,047	19.3
Total intangible assets	$59,422	$(15,530)	$43,892	16.0

Intangible liabilities
Below-market leases	$7,191	$(797)	$6,394	12.2
Total intangible liabilities	$7,191	$(797)	$6,394	12.2

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization expense for the three months ended June 30, 2026 and 2025 was $874 and $725, of which $1,029 and $754 was included in depreciation and amortization, and ($155) and ($29) was included in rental revenue, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $1,717 and $1,451, of which $2,019 and $1,509 was included in depreciation and amortization and ($302) and ($58) was included in rental revenue, respectively.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The estimated future amortization of our intangible assets and liabilities are as follows:

	In-place lease assets	Above-market lease asset	Other lease intangible assets	Below-market lease liabilities
2026 (Remaining)	$2,175	$4	$37	$344
2027	4,349	6	73	689
2028	4,349	6	73	689
2029	4,349	6	73	689
2030	4,349	6	73	689
2031	4,349	6	73	689
Thereafter	23,986	57	630	3,788
Total	$47,906	$91	$1,032	$7,577

Note 5. Other Assets

Other assets consisted of the following:

	June 30, 2026	December 31, 2025
Straight-line rent receivable	$73,081	$68,254
Accounts receivable	15,394	13,400
Prepaid expenses and other	1,411	809
Total	$89,886	$82,463

Straight-line rent receivable represents rent earned in excess of contractual amounts received as a result of recognizing rental revenue on a straight-line basis over the lease term. See Note 2 for additional information. Accounts receivable primarily represents amounts due to the Company in connection with its real estate investments.

Note 6. Variable Interest Entities

The Company owns equity interests through joint ventures that are considered variable interest entities (“VIE”). We are the primary beneficiary of the VIEs and consolidate them as we have the power to direct the activities that most significantly impact the entity’s economic performance. The assets of the consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to us. The following table summarizes the assets and liabilities of consolidated VIEs. Based on consolidation guidance, the Company has concluded that the minority equity interest holders in its VIEs do not possess substantive kick-out rights or participating rights. Accordingly, the Company consolidates its equity interest in the joint venture. The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented. Non-controlling interests in the Company's consolidated VIEs may be held by affiliates, third-party investors or both affiliates and third-party investors.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$610,085	$652,242
Intangible assets, net	26,273	27,442
Cash and cash equivalents	48	264
Other assets	54,943	53,781
Total assets	$691,349	$733,729
Liabilities
Mortgages payable, net	$467,027	$496,975
Accounts payable and accrued expenses	15,850	14,089
Intangible liabilities	434	468
Due to affiliates	2	—
Other liabilities	1,238	1,461
Total liabilities	$484,551	$512,993

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

	June 30, 2026		December 31, 2025
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$—	$—	$(51)	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.

Financial Assets and Liabilities not Measured at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature. Financial liabilities not measured at fair

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

value on our Condensed Consolidated Balance Sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2026		As of December 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
Mortgages payable	$875,286	$801,310	$917,655	$840,792
Revolving credit facility	26,018	26,018	28,590	28,590
Aggregation facility	95,089	95,089	—	—
Unamortized deferred financing costs	(12,694)	—	(14,125)	—
Total	$983,699	$922,417	$932,120	$869,382

Note 8. Debt

Mortgage Notes Payable

Certain consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first-mortgage debt secured by the underlying properties. These borrowings are structured as non-recourse obligations. The Company was in compliance with all debt covenants associated with its mortgage notes payable as of June 30, 2026 and December 31, 2025.

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

The Class A and Class B notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. The Class C notes require monthly interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. As of June 30, 2026, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $769,384, of which $567,264 related to properties contributed by New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), with the remainder attributable to properties contributed by the Company. The Company was in compliance with debt covenants associated with ABS Program as of June 30, 2026.

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

In connection with the ABS Program, the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of June 30, 2026, the ABS Program had an outstanding principal balance of $492,727, of which $357,978 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company, as detailed below.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Weighted average contractual	Weighted average maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	June 30, 2026	December 31, 2025
ABS Program(1)
$338,300(2) Series 2025-1, Class A	5.14%	11/25/2055	$92,391	$92,493
$98,700(3) Series 2025-1, Class B	5.33%	11/25/2055	26,955	26,985
$56,400(4) Series 2025-1, Class C	6.07%	11/25/2055	15,403	15,420
Total / Weighted average(5)	5.28%	11/25/2055	134,749	134,898
Mortgages	3.98%	5/27/2030	740,537	782,757
Mortgages payable			875,286	917,655
Unamortized deferred financing costs			(12,032)	(13,303)
Mortgages payable, net			$863,254	$904,352

(1)
Amounts shown exclude notes issued under the ABS Program allocated to NMNL II relate to properties contributed by NMNL II that are subject to an intercreditor agreement. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
Series 2025-1, Class A includes $245,448 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(3)
Series 2025-1, Class B includes $71,610 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(4)
Series 2025-1, Class C includes $40,920 allocated to NMNL II related to properties contributed by such entity for which an intercreditor agreement relates.
(5)
Weighted on basis of total issuance, including both the portion of the notes related to properties contributed by the Company and NMNL II.

Affiliated Line of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily SOFR plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Line of Credit.

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

Revolving Line of Credit

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

Additionally, the Company has an irrevocable standby letter of credit dated November 19, 2025 in the amount of $850 issued by City National Bank for the purpose of providing a liquidity reserve for an asset-backed securitization transaction. The letter of credit is included as part of the total commitment under the City National facility and reduces the available borrowing capacity under the $55,000 maximum availability accordingly. As of June 30, 2026, no amounts have been drawn on the letter of credit.

The following table provides details as of June 30, 2026 and December 31, 2025:

	Total Amount Outstanding
Indebtedness	June 30, 2026	December 31, 2025
Revolving credit facility(1)	$26,018	$28,590
Unamortized deferred financing costs	(662)	(822)
Revolving credit facility, net	$25,356	$27,768

(1)
The interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the six months ended June 30, 2026 was 6.39% and the weighted average interest rate for the six months ended June 30, 2025 was 7.08%.

Aggregation Facility

On August 5, 2025, the Company entered into a loan agreement with NMNL II, as co-borrower, and Goldman Sachs Bank USA, as lender, which provided for an uncommitted revolving aggregation facility with a maximum aggregate principal amount of $300,000 (the “Aggregation Facility”). The Aggregation Facility includes an initial maturity date on August 30, 2026, and two one-year extensions. The Company and NMNL II amended the facility on December 29, 2025, which reduced the interest rate spread from 2.50% to 2.00% and made the guarantee full recourse. On June 16, 2026, the Company and NMNL II further amended the facility to increase the maximum aggregate principal amount to $550,000. The Company intends to use the Aggregation Facility to acquire net lease properties.

The Aggregation Facility is cross-collateralized by properties contributed by each NMNL II and the Company, but each of the Company and NMNL II retains independent ownership of the assets it contributes to the Aggregation Facility. In connection with the Aggregation Facility, the Company and NMNL II entered into an intercreditor agreement that is intended to allocate liabilities relating to the Aggregation Facility in proportion to the assets each party finances using the Aggregation Facility, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of June 30, 2026, the Aggregation Facility had an outstanding principal amount of $269,412, of which $174,323 related to properties contributed by NMNL II and $95,089 related to properties contributed by the Company, as set forth below.

	Total Amount Outstanding
Indebtedness	June 30, 2026	December 31, 2025
Aggregation facility(1)	$95,089	$—

(1)
The interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the six months ended June 30, 2026 was 5.64%.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Scheduled Principal Payments

Scheduled principal payments on our debt are as follows:

2026 (Remaining)	$1,501
2027	3,767
2028	291,393
2029	200,879
2030	177,932
2031	219,710
Thereafter	101,211
Total	$996,393

Note 9. Derivative Contracts

The Company uses interest rate swaps to minimize risk associated with floating rate debt. Derivative contracts held by the Company are valued on a quarterly basis by obtaining third party valuations from the Royal Bank of Canada and are classified as level II in the fair value hierarchy. The fair value of the swaps is classified as other assets on the Company’s Condensed Consolidated Balance Sheets. Changes in fair value are recognized on the Company’s Condensed Consolidated Statements of Operations under net change in unrealized appreciation on derivative swaps. Realized gains and losses on derivative contracts are recognized on the Company’s Condensed Consolidated Statements of Operations under net realized loss on financial instruments. The following tables provide details related to derivatives:

					Fair value
	Notional Amount	Rate	Index	Expiration date	June 30, 2026	December 31, 2025
Interest rate swap contracts	$10,000	3.64%	SOFR	8/1/2027(1)	$—	$(51)

(1)
On February 6, 2026, the Company terminated its interest rate swap contract.

	Six Months Ended
	Change in unrealized
	appreciation		Realized (loss)
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swap contracts	$51	$—	$(48)	$—

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

All lease-related income is reported as a single line item, Rental revenue, in the Condensed Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Base rent(1)	$27,964	$24,389	$54,453	$48,718
Straight-line rent	2,548	2,299	4,827	4,659
Variable lease payments(2)	1,169	344	2,266	677
Amortization of (above) / below market lease value	155	29	302	58
Total	$31,836	$27,061	$61,848	$54,112

(1)
Base rent consists of fixed lease payments.
(2)
Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect on June 30, 2026 are as follows:

2026 (Remaining)	$61,656
2027	121,796
2028	124,243
2029	126,800
2030	129,363
2031	131,985
Thereafter	1,143,559
Total	$1,839,402

Concentration of Credit Risk

As of June 30, 2026, the Company’s portfolio is occupied by 37 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PCI Pharma Services	$2,993	$2,934	$5,985	$5,868

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 11. Income Taxes

The Company has elected and has qualified to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended June 30, 2026, the Company had a current income tax benefit of $33 related to state income tax. For the three months ended June 30, 2025 the Company incurred current income tax expense of ($29) related to state income tax. For the six months ended June 30, 2026, the Company had a current income tax benefit of $77 related to state income tax. For the six months ended June 30, 2025, the Company incurred current income tax expense of ($33) related to state income tax and current income tax benefit of $16 related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

Note 12. Redeemable Non-Controlling Interests

The Class E OP Units held by the Special Limited Partner are classified as redeemable non-controlling interests on the Company’s Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table presents the activity related to redeemable non-controlling interests:

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at the beginning of the year	$2,390	$—
Issuance of Class E OP Units	3,151	731
GAAP income allocation	46	—
Distributions	(203)	(15)
Fair value allocation	420	17
Ending balance	$5,804	$733

Note 13. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	June 30, 2026	December 31, 2025
Accrued management fee	$608	$449
Performance participation allocation	3,145	1,064
Advanced organization and offering costs	4,176	4,733
Other advanced expenses	1,967	—
Total	$9,896	$6,246

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

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash, Class E shares, and Class E OP Units. During the three months ended June 30, 2026 and 2025, the Company incurred management fees of zero and $1,087 in cash and $1,763 and zero in Class E shares, respectively. During the six

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

months ended June 30, 2026 and 2025, the Company incurred management fees of $1,507 and $2,039 in cash, $1,763 and zero in Class E shares, and zero and $75 in Class E OP Units, respectively. Management fees paid in Class E shares and Class E OP Units are considered a non-cash expense.

During the three months ended June 30, 2026 and 2025, the Company issued 54,256 and zero shares, respectively, to the Adviser as payment for management fees. During the six months ended June 30, 2026, the Company issued 54,256 shares to the Adviser as payment for management fees. During the six months ended June 30, 2025, the Company issued 3,729 units to the Adviser as payment for management fees. Management fees of $608 and $449 were accrued and unpaid as of June 30, 2026 and December 31, 2025, respectively. The Class E shares issued to the Adviser for payment of the management fees were issued at the applicable NAV per Class E share at the end of each applicable month for which the fee was earned.

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

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP Units. During the three months ended June 30, 2026 and 2025, the Company incurred performance participation allocation of $3,145 and $704, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred performance participation allocation of $5,232 and $1,435, respectively. Performance participation allocation paid in OP Units are considered a non-cash expense.

As of June 30, 2026, the Company accrued $3,145 for performance participation allocation expense, which was paid in the form of 145,561 Class E OP Units effective as of July 1, 2026 using the June 30, 2026 NAV. As of June 30, 2026, 268,580 Class E OP Units were issued for performance participation allocation expenses. As of December 31, 2025, a performance participation allocation expense of $1,064 was accrued.

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

Other advanced expenses

The Sponsor pays certain operating expenses on behalf of the Company in the normal course of providing services which are subsequently reimbursed.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

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

Common shares

The following table details the change in the Company’s common shares:

	Three Months Ended June 30, 2026
	Class A	Class F	Class I	Class E	Total
March 31, 2026	9,159,016	11,674,001	8,549,336	6,715,822	36,098,175
Common shares issued	—	46,786	2,276,266	55,435	2,378,487
Distribution reinvestment	—	27,528	57,484	—	85,012
Common shares repurchased	—	—	(149,701)	(54,256)	(203,957)
June 30, 2026	9,159,016	11,748,315	10,733,385	6,717,001	38,357,717

	Three Months Ended June 30, 2025
	Class A	Class F	Class I	Class E	Total
March 31, 2025	9,080,439	11,253,660	138,608	6,712,132	27,184,839
Common shares issued	73,590	23,724	1,169,247	—	1,266,561
Distribution reinvestment	—	1,291	172	—	1,463
June 30, 2025	9,154,029	11,278,675	1,308,027	6,712,132	28,452,863

	Six Months Ended June 30, 2026
	Class A	Class F	Class I	Class E	Total
December 31, 2025	9,159,016	11,565,231	4,673,018	6,712,132	32,109,397
Common shares issued	—	127,463	6,118,359	59,125	6,304,947
Distribution reinvestment	—	55,621	91,709	—	147,330
Common shares repurchased	—	—	(149,701)	(54,256)	(203,957)
June 30, 2026	9,159,016	11,748,315	10,733,385	6,717,001	38,357,717

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2025
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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares on January 2, 2025, which represented the only shares repurchased during such period. During the three and six months ended June 30, 2026 the Company repurchased 149,701 Class I shares and 54,256 Class E shares, satisfying all repurchase requests for the three and six months ended June 30, 2026.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross distribution per share. Shareholders do not pay servicing fees.

The following table details the aggregate distributions declared for each share class for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.4638	$—	$0.0507	$0.4131
Class F Common Shares	$0.4638	$—	$0.0507	$0.4131
Class I Common Shares	$0.4638	$—	$0.0630	$0.4008
Class E Common Shares	$0.4638	$—	$—	$0.4638

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2025
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.4008	$—	$—	$0.4008
Class F Common Shares	$0.4008	$—	$—	$0.4008
Class I Common Shares	$0.4008	$—	$—	$0.4008
Class E Common Shares	$0.4008	$—	$—	$0.4008

	Six Months Ended June 30, 2026
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.9276	$—	$0.1014	$0.8262
Class F Common Shares	$0.9276	$—	$0.1014	$0.8262
Class I Common Shares	$0.9276	$—	$0.1260	$0.8016
Class E Common Shares	$0.9276	$—	$—	$0.9276

	Six Months Ended June 30, 2025
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.8007	$—	$—	$0.8007
Class F Common Shares	$0.8007	$—	$—	$0.8007
Class I Common Shares	$0.8007	$—	$—	$0.8007
Class E Common Shares	$0.8007	$—	$—	$0.8007

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

Non-controlling interests

Non-controlling interests represent interests in the Company’s investments held by an affiliate of New Mountain, third-party investors, or both. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment.

Share-based compensation

On January 1, 2026, each of the four independent trustees of the board were awarded 1,222 Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 and $25, respectively, of compensation expense as “General and administrative” on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2026 and 2025. The Company recognized approximately $50 and $50, respectively, of compensation expense as “General and administrative” on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2026 and 2025.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Three Months Ended
	June 30, 2026	June 30, 2025
Net income	$4,315	$4,950
Net income attributable to non-controlling interests in Class E OP Units	(68)	—
Net income attributable to non-controlling interests	(1,328)	(1,243)
Net income attributable to NEWLEASE shareholders	$2,919	$3,707
Weighted average number of common shares outstanding – basic	37,725,413	28,035,135
Weighted average number of common shares outstanding – dilutive	38,002,633	28,071,460

	Six Months Ended
	June 30, 2026	June 30, 2025
Net income	$10,314	$10,228
Net income attributable to non-controlling interests in Class E OP Units	(46)	—
Net income attributable to non-controlling interests	(2,707)	(2,548)
Net income attributable to NEWLEASE shareholders	$7,561	$7,680
Weighted average number of common shares outstanding – basic	36,111,695	27,545,029
Weighted average number of common shares outstanding – dilutive	36,338,985	27,563,191

Note 16. Commitments and Contingencies

Litigation and regulatory matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s condensed consolidated financial statements.

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

Environmental matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs. Management is unaware of any environmental matters that would have a material impact on the Company’s condensed consolidated financial statements.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 17. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on July 1, 2026, the Company sold an aggregate of 1,280,957 of its common shares at the most recently determined net asset value per share for aggregate consideration of approximately $26,416. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	—	$—
Class F Common Shares	20,462	$425
Class I Common Shares	1,260,495	$25,991
Class E Common Shares	—	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10‑Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10‑K filed with the SEC on March 30, 2026. Dollars are in thousands, except for per share amounts.

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

From January 2, 2025 through June 30, 2026, we received net proceeds of $492,566 from the sale of our common shares, including $263,034 in connection with the initial retail closing. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class A, Class F, Class E, and Class I units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate. We intend to continue selling shares on a monthly basis.

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

Results of Operations of the Company

Q2 2026 Operating Highlights

Distributions

•
Declared net distributions totaling $15,925 for the three months ended June 30, 2026. The following table details the annualized distribution rates and total returns:

	Class A Shares	Class F Shares	Class I Shares	Class E Shares
Annualized Distribution Rate(1)	7.9%	8.0%	7.8%	8.8%
Inception-to-Date Total Return(2)	11.8%	11.6%	11.0%	13.5%

(1)
The annualized distribution rate is calculated by annualizing the net distribution amounts per share declared as of June 30, 2026, and dividing by the net asset value per share as of May 31, 2026.
(2)
The inception-to-date total return is annualized and calculated as the change in NAV per share since January 2, 2025, plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan for Class F and Class I shares only. We believe total return is a useful measure of our overall performance.

Investment Activity

•
Acquired four properties totaling approximately 732,844 square feet during the three months ended June 30, 2026. The properties were acquired for an aggregate purchase price of approximately $182,155, including closing costs.

Capital Activity and Financing Activity

•
We raised proceeds of $47,157 from the sale of our common shares during the three months ended June 30, 2026.
•
We incurred and paid down our mortgage notes and credit facility debt as follows during the three months ended June 30, 2026: (i) we borrowed $43,460 and paid down $17,442 on our revolving loan with City National Bank, and (ii) we borrowed $95,089 on our Aggregation Facility with Goldman Sachs.

Overall Portfolio

As of June 30, 2026, our portfolio consisted of 174 industrial properties leased to 37 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of June 30, 2026:

(1)
Industrial Building Sub-Type Diversification, Geographic Diversification, and Tenant Industry Diversification are weighted by the forward 12 months cash rent based on in place rent agreements as of June 30, 2026, excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Portfolio Overview

The following table provides information regarding the portfolio as of June 30, 2026:

Location	Number of Properties	Acquisition Date (1)	Ownership Percentage	Occupancy(2)	Square Feet
Various	6	Jun-18	50%	100%	1,790,587
Various	6	Jun-18	100%	100%	96,444
Various	4	Oct-18	70%	100%	951,651
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	21	Dec-18	100%	100%	539,369
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
St. Louis, MO	2	Jun-19	100%	100%	64,609
Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Various	5	Jul-19	100%	100%	438,407
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
Various	5	Oct-19	80%	100%	1,356,188
Various	4	Mar-20	100%	100%	451,920
London, Ontario	1	Mar-20	100%	100%	340,414
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Chicago Heights, IL	1	Sep-20	100%	100%	184,530
Denver, PA	1	Sep-20	100%	100%	197,300
Various	3	Nov-20	80%	100%	639,162
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Yaphank, NY	1	Mar-21	80%	100%	491,200
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Bristol, PA	1	May-21	100%	100%	49,534
Various	3	Jun-21	100%	100%	465,895
Various	3	Aug-21	80%	100%	183,797
Various	4	Aug-21	100%	100%	972,499
Various	4	Sep-21	100%	100%	332,681
Various	3	Nov-21	80%	100%	861,600
Various	24	Dec-21	80%	100%	606,967
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	4	Dec-21	100%	100%	394,658
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Gainesville, FL	8	Mar-22	100%	100%	444,973
Various	17	Aug-22	100%	100%	597,209
Sterling, VA	4	Sep-25	100%	100%	316,268
Carlsbad, CA	1	Oct-25	100%	100%	128,745
Vernon, CA	1	May-26	100%	100%	238,457
Everett, WA	1	May-26	100%	100%	288,977
Hiddenite, NC	1	Jun-26	100%	100%	70,000
Jonesboro, AR	1	Jun-26	100%	100%	135,410
Total	174			100%	16,585,306

(1)
For investments acquired in connection with the completion of the Formation Transactions on January 2, 2025, the “Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.
(2)
Occupancy represents the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of June 30, 2026.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of June 30, 2026.

Year	Number of Expiring Leases	Number of Properties	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring(2)	% of Total Square Feet Expiring
2026 (Remaining)	-	-	$-	0.0%	0.0%
2027	-	-	-	0.0%	0.0%
2028	-	-	-	0.0%	0.0%
2029	-	-	-	0.0%	0.0%
2030	-	-	-	0.0%	0.0%
2031	-	-	-	0.0%	0.0%
2032	4	4	3.8	3.5%	4.2%
2033	1	1	1.1	1.0%	0.4%
2034	4	10	3.7	3.4%	4.9%
2035	3	3	5.7	5.2%	4.0%
Thereafter	34	156	94.0	86.9%	86.5%
Total	46	174	$108.3	100%	100%

(1)
Annualized base rent is determined by reference to the Company’s pro rata share of the June 30, 2026 base rent, and is based on in-place lease agreements as of June 30, 2026 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
Lease expirations are based on current lease terms and do not reflect any unexercised tenant renewal or extension options.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended June 30,		Change
	2026	2025	2026 compared to 2025
Revenues
Rental revenue	$31,836	$27,061	$4,775
Total revenues	31,836	27,061	4,775
Expenses
Property operating expense	164	165	(1)
Depreciation and amortization	9,949	8,715	1,234
Management fee	1,763	1,087	676
Performance participation allocation	3,145	704	2,441
General and administrative	1,532	835	697
Total expenses	16,553	11,506	5,047
Other (expense)/income
Interest expense	(11,165)	(10,142)	(1,023)
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	164	(434)	598
Total other (expense)/income	(11,001)	(10,576)	(425)
Net income before income tax expense	4,282	4,979	(697)
Income tax benefit/(expense)	33	(29)	62
Net income	4,315	4,950	(635)
Net income attributable to non-controlling interests in Class E OP Units	(68)	—	(68)
Net income attributable to non-controlling interests	(1,328)	(1,243)	(85)
Net income attributable to the Company’s shareholders	$2,919	$3,707	$(788)

Comparison of the three months ended June 30, 2026 and 2025

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $31,836 for the three months ended June 30, 2026, representing an increase of $4,775, or 17.6%, compared to $27,061 for the three months ended June 30, 2025. This increase was primarily attributed to the acquisition of properties.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $164 for the three months ended June 30, 2026, representing a decrease of $1, or 0.6%, compared to $165 for the three months ended June 30, 2025. This decrease was primarily driven by lower insurance premiums and miscellaneous expenses that were partially offset by higher asset management fees.

Depreciation and amortization – Depreciation and amortization expense was $9,949 for the three months ended June 30, 2026, representing an increase of $1,234, or 14.2%, compared to $8,715 for the three months ended June 30, 2025. The increase was primarily attributed to the acquisition of properties.

Management fee – The management fee was $1,763 for the three months ended June 30, 2026, representing an increase of $676, or 62.2%, compared to $1,087 for the three months ended June 30, 2025. The increase was driven by higher NAV in 2026 and issuances of shares with higher management fees.

Performance participation allocation – The performance participation allocation expense was $3,145 for the three months ended June 30, 2026, representing an increase of $2,441, or 346.7%, compared to $704 for the three months ended June 30, 2025. The increase in performance participation allocation expense is primarily due to an increase in the total return of the Company.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $1,532 for the three months ended June 30, 2026, representing an increase of $697, or 83.5%, from $835 for the three months ended June 30, 2025, primarily as a result of increased professional services fees driven by the growth of the Company.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the asset-backed securities transaction ("ABS Program"), Aggregation Facility, and our credit facilities and was $11,165 for the three months ended June 30, 2026, representing an increase of $1,023, or 10.1%, from $10,142 for the three months ended June 30, 2025. The increase is primarily due to increased debt levels related to new acquisitions, partially offset by lower interest rates related to the debt associated with the ABS Program.

Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations – Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $164 for the three months ended June 30, 2026, representing an increase of $598, from ($434) for the three months ended June 30, 2025. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Income tax benefit/(expense) – Income tax benefit/(expense) represents income taxes and was $33 for the three months ended June 30, 2026, representing a favorable change of $62, from ($29) for the three months ended June 30, 2025, primarily as a result of recurring state tax accruals.

	Six Months Ended June 30,		Change
	2026	2025	2026 compared to 2025
Revenues
Rental revenue	$61,848	$54,112	$7,736
Total revenues	61,848	54,112	7,736
Expenses
Property operating expense	261	295	(34)
Depreciation and amortization	19,470	17,429	2,041
Management fee	3,270	2,114	1,156
Performance participation allocation	5,232	1,435	3,797
General and administrative	2,832	1,529	1,303
Organizational costs	—	151	(151)
Total expenses	31,065	22,953	8,112
Other (expense)/income
Interest expense	(21,573)	(20,419)	(1,154)
Other income	706	2	704
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	318	(497)	815
Net change in unrealized appreciation on derivative swaps	51	—	51
Net realized loss on financial instruments	(48)	—	(48)
Total other (expense)/income	(20,546)	(20,914)	368
Net income before income tax expense	10,237	10,245	(8)
Income tax benefit/(expense)	77	(17)	94
Net income	10,314	10,228	86
Net income attributable to non-controlling interests in Class E OP Units	(46)	—	(46)
Net income attributable to non-controlling interests	(2,707)	(2,548)	(159)
Net income attributable to the Company’s shareholders	$7,561	$7,680	$(119)

Comparison of the six months ended June 30, 2026 and 2025

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $61,848 for the six months ended June 30, 2026, representing an increase of $7,736, or 14.3%, compared to $54,112 for the six months ended June 30, 2025. The increase was primarily attributed to the acquisition of properties.

Property operating expense – Property operating expense is comprised primarily of insurance and taxes, and was $261 for the six months ended June 30, 2026, representing a decrease of $34, or 11.5%, compared to $295 for the six months ended June 30, 2025. The decrease was primarily driven by lower insurance premiums and miscellaneous expenses that were partially offset by higher asset management fees.

Depreciation and amortization – Depreciation and amortization expense was $19,470 for the six months ended June 30, 2026, representing an increase of $2,041, or 11.7%, compared to $17,429 for the six months ended June 30, 2025. The increase was primarily attributed to the acquisition of properties.

Management fee – The management fee was $3,270 for the six months ended June 30, 2026, representing an increase of $1,156, or 54.7%, compared to $2,114 for the six months ended June 30, 2025. The increase was driven by higher NAV in 2026 and issuances of shares with higher management fees.

Performance participation allocation – The performance participation allocation expense was $5,232 for the six months ended June 30, 2026, representing an increase of $3,797, or 264.6%, compared to $1,435 for the six months ended June 30, 2025. The increase in respective performance participation allocation expense is primarily due to an increase in the total return of the Company.

General and administrative – General and administrative expenses, which is comprised primarily of legal, transaction, audit and tax, and professional fees, was $2,832 for the six months ended June 30, 2026, representing an increase of $1,303, or 85.2%, from $1,529 for the six months ended June 30, 2025, primarily as a result of increased professional services fees driven by the growth of the Company.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of the Company, such as legal fees, and was zero for the six months ended June 30, 2026, and $151 for the six months ended June 30, 2025.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the ABS Program, Aggregation Facility, and our credit facilities and was $21,573 for the six months ended June 30, 2026, representing an increase of $1,154, or 5.7%, from $20,419 for the six months ended June 30, 2025. The increase is primarily due to increased debt levels related to new acquisitions, partially offset by lower interest rates related to the debt associated with the ABS Program and the repayment of two mortgages in 2026.

Other income – Other income is primarily comprised of certain yield maintenance proceeds and was $706 for the six months ended June 30, 2026, representing an increase of $704, from $2 for the six months ended June 30, 2025. The increase was primarily attributable to yield maintenance proceeds received in connection with the repayment of two mortgages in 2026.

Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations – Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $318 for the six months ended June 30, 2026, representing an increase of $815, from ($497) for the six months ended June 30, 2025. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation on derivative swaps – Net change in unrealized appreciation on derivative swaps is comprised of unrealized appreciation in the fair market value of certain derivatives and was $51 for the six months ended June 30, 2026, representing an increase of $51, compared to zero for the six months ended June 30, 2025. The increase reflects the reversal of the fair value of an interest rate swap which was terminated in 2026. There were no derivatives held during the six months ended June 30, 2025.

Net realized loss on financial instruments – Net realized loss on financial instruments was $48 for the six months ended June 30, 2026, compared to zero for the six months ended June 30, 2025. The realized loss resulted from the termination of an interest rate swap agreement in 2026.

Income tax benefit/(expense) – Income tax benefit/(expense) represents income taxes and was $77 for the six months ended June 30, 2026, representing a favorable change of $94, from ($17) for the six months ended June 30, 2025, primarily as a result of recurring state tax accruals, partially offset by state tax refunds received during the six months ended June 30, 2026.

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2026 (dollars are in thousands):

Components of NAV	June 30, 2026
Investments in real estate, net	$846,796
Cash and cash equivalents	26,898
Other assets	7,707
Revolving credit facility	(25,356)
Subscriptions received in advance	(26,416)
Distribution and redemption payable	(8,480)
Due to affiliate	(1,198)
Management fee payable	(608)
Accrued performance participation allocation	(3,145)
Accounts payable and accrued expenses	(1,321)
Net Asset Value	$814,877
Number of outstanding shares/units	38,634,937

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of June 30, 2026:

NAV Per Share	Class A Shares	Class F Shares	Class I Shares	Class E Shares	Third-Party Operating Partnership Units	Restricted Share Units(1)	Total
Net asset value	$194,009	$246,422	$223,336	$145,153	$5,804	$153	$814,877
Number of outstanding shares	9,159,016	11,748,315	10,733,385	6,717,001	268,580	8,640	38,634,937
NAV per share as of June 30, 2026	$21.18	$20.98	$20.81	$21.61	$21.61	$21.61

(1)
Restricted Share Units represent RSUs that have been granted and vested but remain unsettled as of June 30, 2026.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2026.

Capitalization Rate
Industrial	6.46%

A change in the capitalization rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Capitalization Rate	0.25% decrease	+4.03%
(weighted average)	0.25% increase	(3.73)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Condensed Consolidated Balance Sheet to our NAV:

June 30, 2026
Shareholders’ equity	$498,420
Redeemable non-controlling interests	5,804
Total shareholders' equity and redeemable non-controlling interests under GAAP	504,224
Adjustments:
Accrued organization and offering costs	5,010
Net unrealized real estate appreciation	181,727
Accumulated depreciation and amortization under GAAP	185,194
Straight-line rent	(61,279)
NAV	$814,876

The following details the adjustments to reconcile GAAP shareholders’ equity and redeemable non-controlling interests to our NAV:

•
The Adviser agreed to advance certain organization and offering costs on our behalf through January 2, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period commencing January 2, 2026. Under GAAP, organization and operating expenses are expensed when incurred and offering costs are charged to shareholders' equity when incurred. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
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

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the six months ended June 30, 2026 and 2025:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2026	$0.1377	$0.1377	$0.1336	$0.1546
February 28, 2026	0.1377	0.1377	0.1336	0.1546
March 31, 2026	0.1377	0.1377	0.1336	0.1546
April 30, 2026	0.1377	0.1377	0.1336	0.1546
May 31, 2026	0.1377	0.1377	0.1336	0.1546
June 30, 2026	0.1377	0.1377	0.1336	0.1546
Total	$0.8262	$0.8262	$0.8016	$0.9276

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28, 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
April 30, 2025	0.1336	0.1336	0.1336	0.1336
May 31, 2025	0.1336	0.1336	0.1336	0.1336
June 30, 2025	0.1336	0.1336	0.1336	0.1336
Total	$0.8007	$0.8007	$0.8007	$0.8007

For the six months ended June 30, 2026, we declared net distributions of $30,509. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026		June 30, 2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$27,513	90.2%	$22,071	99.9%
Reinvested in shares	2,996	9.8%	29	0.1%
Total distributions	$30,509	100%	$22,100	100%
Sources of Distributions
Cash flows from operating activities(1)	$30,509	100%	$22,100	100%

(1)
Cash flows from operations are $34,675 and $24,892 for the six months ended June 30, 2026 and 2025, respectively.

Funds from Operations and Adjusted Funds from Operations

We believe Funds from Operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. Accordingly, we believe it provides a more accurate representation of operating performance by excluding gains or losses on the sale of properties and other non-cash items such as depreciation and amortization. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

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

The following table reconciles net income of the Company and the Operating Partnership to FFO and AFFO for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Net income attributable to the Company’s shareholders	$2,919	$3,707
Adjustments to arrive at FFO:
Depreciation and amortization	9,949	8,715
Amount attributable to non-controlling interests for above adjustments	(1,239)	(1,239)
FFO attributable to the Company’s shareholders	11,629	11,183
Adjustments to arrive at AFFO:
Straight-line rental income	(2,548)	(2,357)
Amortization of above and below market lease intangibles, net	(155)	—
Organizational costs	—	151
Management fees paid in shares	1,763	—
Performance participation allocation	3,145	704
Amortization of deferred financing costs	1,133	598
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	(164)	434
Amount attributable to non-controlling interests for above adjustments	174	238
AFFO attributable to the Company’s shareholders	$14,977	$10,951

	Six Months Ended
	June 30, 2026	June 30, 2025
Net income attributable to the Company’s shareholders	$7,561	$7,680
Adjustments to arrive at FFO:
Depreciation and amortization	19,470	17,429
Amount attributable to non-controlling interests for above adjustments	(2,477)	(2,477)
FFO attributable to the Company’s shareholders	24,554	22,632
Adjustments to arrive at AFFO:
Straight-line rental income	(4,827)	(4,717)
Amortization of above and below market lease intangibles, net	(302)	—
Organizational costs	—	151
Management fees paid in shares	1,763	75
Performance participation allocation	5,232	1,435
Transaction costs	—	—
Amortization of deferred financing costs	1,992	1,250
Net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations	(318)	497
Net change in unrealized appreciation on derivative swaps	(51)	—
Amount attributable to non-controlling interests for above adjustments	330	473
AFFO attributable to the Company’s shareholders	$28,373	$21,796

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $1,227 and availability under our credit facilities of $78,132 as of June 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $125,746 for the six months ended June 30, 2026. We may also generate additional liquidity through the sale of our real estate investments, borrowing money through unsecured financings, or incurring other forms of indebtedness, such as through additional issuances under our ABS Program.

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

Capital Resources

As of June 30, 2026, our indebtedness included loans secured by our properties, unsecured lines of credit, and non-recourse secured debt. The following table is a summary of our indebtedness:

	Weighted		Weighted		Maximum	Principal Balance as of
Indebtedness	Average Interest Rate		Maturity Date		Facility Size	June 30, 2026	December 31, 2025
Mortgage notes and credit facilities, net
Notes issued under the ABS Program	5.28%		11/25/2055		$ NA	$134,749	$134,898	(1)
Mortgages	3.98%		5/27/2030		NA	740,537	782,757
Revolving credit facility	S+2.75%	(2)	7/25/2028		55,000	26,018	28,590
Deferred financing costs, net						(12,694)	(14,125)
Total mortgage notes and credit facilities, net						888,610	932,120
Aggregation facility	S+2.00%	(3)	8/30/2028	(4)	NA	95,089	—
Total indebtedness						$983,699	$932,120

(1)
Excludes $357,978 of debt issued under the ABS Program allocated to New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
The revolving credit facility interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the six months ended June 30, 2026 was 6.39%.
(3)
The Aggregation Facility interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the six months ended June 30, 2026 was 5.64%.
(4)
Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.

As of June 30, 2026, approximately 12% of our real estate investment portfolio served as collateral for outstanding borrowings under our ABS Program. We believe the ABS Program provides a level of flexibility not commonly available in traditional non-recourse financing and is often preferable to debt issued in the commercial mortgage-backed securities (CMBS) market. Under the ABS Program, an affiliate of the Company acts as both master servicer and special servicer for the collateral pool, enabling active portfolio oversight and timely resolution of asset-level matters. In addition, under the ABS Program, our ability to sell or substitute collateral, subject to meeting defined conditions, we believe enhances our ability to manage the portfolio over time and make changes based on evolving market characteristics. Through the ABS Program structure, we utilize bankruptcy-remote, special purpose subsidiaries to issue multiple series of investment-grade net lease mortgage notes (ABS notes) over time, which are secured by certain of our properties and properties of one or more investment vehicles managed by an affiliate of New Mountain.

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

Cash Flows

Cash flows provided by operating activities were $34,675 for the six months ended June 30, 2026 compared to $24,892 for the six months ended June 30, 2025. The change in cash flows provided by operating activities was primarily due to an increase in other assets, partially offset by an increase in accounts payable and accrued expenses.

Cash flows (used in)/provided by investing activities were ($182,177) for the six months ended June 30, 2026 compared to $9 for the six months ended June 30, 2025. The change in cash flows used in investing activities was primarily due to the acquisition of real estate investments and capital expenditures in 2026 and proceeds from real estate sold in 2025.

Cash flows provided by/(used in) financing activities were $155,169 for the six months ended June 30, 2026 compared to ($281,948) for the six months ended June 30, 2025. The change in cash flows from financing activities was primarily due to subscriptions received in advance, redemptions of common stock, and borrowings and repayments of debt.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and six months ended June 30, 2026 and 2025.

Revenue Recognition

We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements—2. Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2026:

Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Indebtedness	$996,393	$3,376	$342,170	$549,637	$101,210
Advanced organization and offering costs	5,010	1,113	2,227	1,670	—
Total	$1,001,403	$4,489	$344,397	$551,307	$101,210

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

As of June 30, 2026, our indebtedness was $983,699 and consisted of debt issued under our ABS Program, mortgages, and a revolving credit facility (excluding $357,978 of debt issued under the ABS Program related to properties contributed by NMNL II, for which an intercreditor agreement relates). The ABS Program is cross collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances, and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II. Our revolving credit facility is variable rate debt and indexed to daily simple SOFR.

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

As of June 30, 2026 and June 30, 2025, we did not have any derivative contracts.

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

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2026. As of June 30, 2026, there have been no material changes from the risk factors set forth in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

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

During the three and six months ended June 30, 2026, the Company repurchased $3,087 of Class I shares and $1,155 of Class E shares.

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

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Condensed Consolidated Statement of Cash Flows

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

NEW MOUNTAIN NET LEASE TRUST

Date: July 30, 2026
	By:	/s/ Teddy Kaplan
	Name:	Teddy Kaplan
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)