Form 10-Q
period 2026-09-30
New Mountain Net Lease Trust
filed 2026-11-06
CIK 2033695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the issuer had the following shares outstanding: 9,159,016 shares of Class A common shares, 12,450,981 shares of Class F common shares, 16,141,547 shares of Class I common shares and 6,717,001 shares of Class E common shares.

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

PART I – Financial Information

ITEM 1: Financial Statements

New Mountain Net Lease Trust

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,694,122	$1,294,008
Intangible assets, net	74,716	43,892
Cash and cash equivalents	10,190	629
Restricted cash	29,815	19,988
Other assets	103,144	82,463
Total assets(1)	$1,911,987	$1,440,980
Liabilities
Mortgage notes and credit facility, net	$1,067,610	$932,120
Aggregation facility	142,777	—
Subscriptions received in advance	29,325	19,786
Accounts payable and accrued expenses	4,176	11,242
Due to affiliates	12,694	6,246
Distribution and redemption payable	6,080	4,534
Intangible liabilities, net	23,654	6,394
Other liabilities	6,102	4,613
Total liabilities(1)	1,292,418	984,935
Commitments and contingencies (see Note 16)
Redeemable non-controlling interests (Note 12)	9,087	2,390
Equity
Common shares – Class A; $0.01 par value per share; 9,159,016 and 9,159,016 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	92	92
Common shares – Class F; $0.01 par value per share; 11,830,388 and 11,565,231 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	118	115
Common shares – Class I; $0.01 par value per share; 13,852,880 and 4,673,018 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	140	47
Common shares – Class E; $0.01 par value per share; 6,717,001 and 6,712,132 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	67	67
Additional paid-in capital	721,518	531,747
Earnings less than distributions	(171,614)	(135,177)
Total shareholders’ equity	550,321	396,891
Non-controlling interests	60,161	56,764
Total equity	610,482	453,655
Total liabilities and shareholders’ equity	$1,911,987	$1,440,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)
Total assets includes assets of consolidated variable interest entities (“VIEs”) of $672,735 and $733,729 as of September 30, 2026 and December 31, 2025, respectively, that can only be used to settle the obligations of the VIEs; Total liabilities includes liabilities of consolidated VIEs of $469,813 and $512,993 as of September 30, 2026 and December 31, 2025, respectively, including third-party liabilities for which the creditors or beneficial interest holders do not have recourse to the general credit of the Company.

New Mountain Net Lease Trust

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Rental revenue	$36,058	$27,611	$97,906	$81,723
Total revenues	36,058	27,611	97,906	81,723
Expenses
Property operating expense	270	92	531	387
Depreciation and amortization	11,833	8,893	31,303	26,322
Management fee	1,976	1,181	5,246	3,295
Performance participation allocation	2,294	925	7,526	2,360
General and administrative	1,974	1,070	4,806	2,599
Organizational costs	—	(48)	—	103
Total expenses	18,347	12,113	49,412	35,066
Other (expense)/income
Interest expense	(13,399)	(10,244)	(34,972)	(30,663)
Other income	387	—	1,093	2
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	(8)	201	310	(296)
Net change in unrealized appreciation/(depreciation) on derivative swaps	—	(37)	51	(37)
Net realized loss on financial instruments	—	—	(48)	—
Total other (expense)/income	(13,020)	(10,080)	(33,566)	(30,994)
Net income before income tax expense	4,691	5,418	14,928	15,663

Income tax benefit/(expense)	(20)	(4)	57	(21)
Net income	4,671	5,414	14,985	15,642

Net income attributable to non-controlling interests in Class E OP Units	(36)	—	(82)	—
Net income attributable to non-controlling interests	(1,325)	(1,238)	(4,032)	(3,786)
Net income attributable to the Company’s shareholders	$3,310	$4,176	$10,871	$11,856
Class A weighted average shares outstanding – basic and diluted	9,159,016	9,159,016	9,159,016	9,116,035
Class F weighted average shares outstanding – basic and diluted	11,805,240	11,368,836	11,722,287	11,289,410
Class I weighted average shares outstanding – basic and diluted	12,884,839	2,280,852	9,999,389	1,086,055
Class E weighted average shares outstanding – basic	6,717,001	6,712,132	6,715,804	6,712,132
Class E weighted average shares outstanding – diluted	7,139,781	6,783,387	7,008,257	6,747,992
Earnings per Class A share - basic and diluted	$0.10	$0.14	$0.34	$0.40
Earnings per Class F share - basic and diluted	$0.06	$0.11	$0.21	$0.33
Earnings per Class I share - basic and diluted	$0.03	$0.09	$0.11	$0.26
Earnings per Class E share - basic	$0.19	$0.21	$0.63	$0.62
Earnings per Class E share - diluted	$0.18	$0.21	$0.60	$0.62

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Condensed Consolidated Statement of Changes in Equity (unaudited)

(Dollars in thousands, except per share data)

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at June 30, 2026	$92	$117	$108	$67	$656,020	$(157,984)	$498,420	$61,133	$559,553
Common shares issued	—	1	31	—	64,647	—	64,679	—	64,679
Offering costs	—	—	—	—	(679)	—	(679)	—	(679)
Distribution reinvestment	—	—	1	—	2,034	—	2,035	—	2,035
Common shares redeemed	—	—	—	—	(236)	—	(236)	—	(236)
Amortization of restricted share units	—	—	—	—	25	—	25	—	25
Net Income ($36 attributable to non-controlling interests in Class E OP Units)	—	—	—	—	—	3,310	3,310	1,325	4,635
Distributions on common shares ($0.464 gross per share)	—	—	—	—	—	(16,940)	(16,940)	—	(16,940)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,297)	(2,297)
Reallocation non-controlling measurement adjustment	—	—	—	—	(293)	—	(293)	—	(293)
Balance at September 30, 2026	$92	$118	$140	$67	$721,518	$(171,614)	$550,321	$60,161	$610,482

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2025	$92	$115	$47	$67	$531,747	$(135,177)	$396,891	$56,764	$453,655
Common shares issued	—	2	92	1	190,330	—	190,425	—	190,425
Offering costs	—	—	—	—	(1,703)	—	(1,703)	—	(1,703)
Distribution reinvestment	—	1	2	—	5,028	—	5,031	—	5,031
Common shares redeemed	—	—	(1)	(1)	(3,321)	—	(3,323)	—	(3,323)
Amortization of restricted share units	—	—	—	—	150	—	150	—	150
Net Income ($82 attributable to non-controlling interests in Class E OP Units)	—	—	—	—	—	10,871	10,871	4,032	14,903
Distributions on common shares ($1.391 gross per share)	—	—	—	—	—	(47,308)	(47,308)	—	(47,308)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,001	6,001
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,636)	(6,636)
Reallocation non-controlling measurement adjustment	—	—	—	—	(713)	—	(713)	—	(713)
Balance at September 30, 2026	$92	$118	$140	$67	$721,518	$(171,614)	$550,321	$60,161	$610,482

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at June 30, 2025	$92	$113	$13	$67	$460,446	$(119,251)	$341,480	$59,447	$400,927
Common shares issued	—	1	17	—	36,142	—	36,160	704	36,864
Offering costs	—	—	—	—	(1,314)	—	(1,314)	—	(1,314)
Distribution reinvestment	—	—	—	—	520	—	520	—	520
Common shares redeemed	—	—	—	—	(237)	—	(237)	—	(237)
Net Income	—	—	—	—	—	4,176	4,176	1,238	5,414
Distributions on common shares ($0.401 gross per share)	—	—	—	—	—	(11,860)	(11,860)	—	(11,860)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,210)	(2,210)
Balance at September 30, 2025	$92	$114	$30	$67	$495,557	$(126,935)	$368,925	$59,179	$428,104

					Additional	Earnings	Total	Non-
	Par Value				Paid-in	less than	Shareholders’	controlling	Total
	Class A	Class F	Class I	Class E	Capital	distributions	Equity	Interests	Equity
Balance at December 31, 2024	$8	$63	$—	$202	$441,319	$(104,860)	$336,732	$60,555	$397,287
Common shares issued	84	51	30	—	329,448	—	329,613	1,435	331,048
Offering costs	—	—	—	—	(5,046)	—	(5,046)	—	(5,046)
Distribution reinvestment	—	—	—	—	549	—	549	—	549
Common shares redeemed	—	—	—	(135)	(270,713)	—	(270,848)	—	(270,848)
Net income	—	—	—	—	—	11,856	11,856	3,786	15,642
Distributions on common shares ($1.202 gross per share)	—	—	—	—	—	(33,931)	(33,931)	—	(33,931)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,597)	(6,597)
Balance at September 30, 2025	$92	$114	$30	$67	$495,557	$(126,935)	$368,925	$59,179	$428,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Condensed Consolidated Statement of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$14,985	$15,642
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,303	26,322
Straight-line rent adjustment	(8,035)	(6,952)
Amortization of above / (below) market lease intangibles	(523)	(111)
Amortization of deferred financing costs	3,391	1,951
Amortization of restricted share units	150	—
Management fees	3,739	—
Performance participation allocation	7,526	1,435
Changes in assets and liabilities:
Decrease/(increase) in other assets	11,923	(9,802)
Increase in due to affiliates	4,537	2,589
(Decrease)/increase in accounts payable and accrued expenses	(7,066)	7,059
Increase in other liabilities	1,489	1,738
Net cash provided by operating activities	$63,419	$39,871

Cash flows from investing activities
Proceeds from real estate sold	$—	$9
Acquisition of real estate	(444,455)	(83,402)
Investments in debt securities	(24,569)	—
Net cash used in investing activities	$(469,024)	$(83,393)

Cash flows from financing activities:
Proceeds from issuance of common shares	$170,636	$66,679
Redemptions of common shares	(6,144)	(270,611)
Subscriptions received in advance	29,325	13,495
Payment of distributions to common shares	(40,951)	(29,327)
Payment of distributions to Class E OP unitholders	(349)	—
Payment of offering costs	(1,703)	—
Proceeds from non-controlling interests	6,001	—
Payment of distributions to non-controlling interests	(6,700)	(6,597)
Borrowings under mortgage notes	154,436	—
Repayment of mortgage notes	(42,826)	(1,413)
Borrowings under affiliated line of credit	—	7,750
Borrowings under revolving credit facility	160,985	61,302
Repayment of revolving credit facility	(135,741)	(100,375)
Borrowings under aggregation facility	237,866	51,875
Repayment of aggregation facility	(95,089)	—
Payment of deferred financing costs	(4,262)	(962)
Net cash provided by/(used in) financing activities	$425,484	$(208,184)

Net change in cash and cash equivalents and restricted cash	$19,879	$(251,706)

Cash and cash equivalents and restricted cash, beginning of period	20,617	266,470
Effects of currency translation on cash and cash equivalents, and restricted cash	(491)	(509)
Cash and cash equivalents and restricted cash, end of period	$40,005	$14,255

Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$10,190	559
Restricted cash	29,815	13,696
Total cash and cash equivalents and restricted cash	$40,005	$14,255

Supplemental disclosures:
Interest paid	$32,118	28,640
Cash paid for income taxes	$48	2

Non-cash investing and financing activities:
Accrued distributions	$5,844	4,055
Accrued redemptions	$236	237
Offering costs due to affiliate	$—	4,419
Other offering costs payable	$—	627
Distribution reinvestment	$5,031	549
Issuance of redeemable Class E shares as payment for management fees	$3,057	—
Redeemable non-controlling interests issued as settlement of performance participation allocation	$6,297	1,435
Allocation to redeemable non-controlling interests	$713	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Organization and Business Purpose

New Mountain Net Lease Trust (“we,” “our,” “us,” the “Company” or “NEWLEASE”) is a Maryland statutory trust formed in August 2024 to acquire, own, finance and lease a diversified portfolio of operationally critical, single-tenant, industrial and essential services net lease real estate assets primarily located in the United States. The Company is externally managed by our investment adviser, New Mountain Finance Advisers, L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of our sponsor, New Mountain Capital, L.L.C. (the “Sponsor”).

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

As of September 30, 2026, the Company owned 211 properties leased to 41 tenants.

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

Investments in Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and is therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), an acquisition does not qualify as a

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that qualify as asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the noncancelable terms of the respective leases as well as any applicable renewal periods whereby the Company is reasonably certain the tenant will utilize its extension option. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of the above-market and below-market leases are amortized over the term of the respective leases, including certain renewal options (as applicable), as an adjustment to rental revenue on the Company’s Condensed Consolidated Statements of Operations. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) are amortized to expense over the applicable terms of the respective leases. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources and also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate; e.g., location, size, demographics, value and comparative rental rates; tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets and liabilities acquired. The Company’s methodology for measuring and allocating the fair value of real estate acquisitions includes both observable market data (categorized as Level 2 on the three-level valuation hierarchy of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement), and unobservable inputs that reflect the Company’s own internal assumptions (categorized as level 3 under ASC Topic 820). Given the significance of the unobservable inputs the Company believes the allocations of fair value of real estate acquisitions should be categorized as level 3 under ASC Topic 820.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2026 and 2025.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The Company considers the period of future benefit of each respective asset to determine its appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Building and Intangibles	Depreciation or Amortization Basis	Depreciation or Amortization Range (in years)
Building	Useful life of building	14-49
Building improvements	Useful life of improvements	4-40
Tenant improvement allowance	Shorter of useful life or life of lease	10-22
Lease costs	Life of lease	10-22
Legal and marketing costs	Life of lease	10-22
Above or below market lease value	Life of lease	10-22
Lease in place value	Life of lease	10-22

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

During the three and nine months ended September 30, 2026, the Company completed one and four sale-leaseback transactions, respectively. The Company did not complete any sale-leaseback transactions for the three and nine months ended September 30, 2025.

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

The Company classifies the assets and liabilities related to its real estate investments as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn. The Company classifies held for sale assets and liabilities at the lower of depreciated cost or fair value less closing costs. There were no properties held for sale as of September 30, 2026 and December 31, 2025.

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

Restricted Cash

As of September 30, 2026 and December 31, 2025, the restricted cash balance of $29,815 and $19,988, respectively, was related to a tenant improvement escrow, tenant security deposit, and subscriptions received in advance.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Investments in Debt Securities and Fair Value Option

The Company retains a portion of the notes issued under its asset-backed securities transaction ("ABS Program") and the portion representing an obligation of a co-issuer that the Company does not consolidate meets the definition of a security and are accounted for as investments in debt securities.

The Company has elected the fair value option for these investments. The election is made on an instrument-by-instrument basis at initial recognition and is irrevocable. The Company elected the fair value option because it believes measurement at fair value, with changes reported in earnings, most faithfully reflects the economics of these investments in the period in which changes in value occur.

Interest income is recognized in the period in which it is earned and is presented in other income in the Condensed Consolidated Statements of Operations. Changes in fair value are recognized in unrealized gain (loss) on securities in the Condensed Consolidated Statements of Operations. The investments in debt securities are recorded as Other Assets on the Condensed Consolidated Balance Sheets.

Revenue Recognition and Accounts Receivable

Pursuant to ASC 842, the Company has elected the practical expedient not to separate the non-lease components, such as common area maintenance, from its leases. Management has determined that all of the Company’s leases with its various tenants are operating leases. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as straight-line rent receivable. Straight-line rent receivable was $76,289 and $68,254 as of September 30, 2026 and December 31, 2025, respectively, and represents rent earned in excess of rent received as a result of straight-lining rents over the terms of the leases, in accordance with GAAP and is included in other assets on the accompanying consolidated balance sheets. Straight-line rent liability represents rent received in excess of rent earned as a result of straight-lining rents over the terms of the leases. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Accounts receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectability of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level basis, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectability assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Accounts receivables, and straight-line rents receivable, are written off directly when management deems the collectability of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents.

Deferred Financing Costs

Financing costs related to the issuance of the Company’s long-term debt are deferred and amortized as an increase to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. The carrying value of the deferred financing costs related to mortgage notes and credit facility was $14,996 and $14,125, respectively, which was net of accumulated amortization of $13,716 and $10,656, as of September 30, 2026 and December 31, 2025, respectively, and was recorded as a direct deduction to the related debt on the Condensed Consolidated Balance Sheets. Amortization of deferred financing costs was $1,399 and $701 for the three months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the accompanying Condensed Consolidated Statements of Operations. Amortization of deferred financing costs was $3,391 and $1,951 for the nine months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the accompanying Condensed Consolidated Statements of Operations.

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

The basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended
	September 30, 2026		September 30, 2025
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.10	$0.10	$0.14	$0.14
Class F	$0.06	$0.06	$0.11	$0.11
Class I	$0.03	$0.03	$0.09	$0.09
Class E	$0.19	$0.18	$0.21	$0.21

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Class A	$0.34	$0.34	$0.40	$0.40
Class F	$0.21	$0.21	$0.33	$0.33
Class I	$0.11	$0.11	$0.26	$0.26
Class E	$0.63	$0.60	$0.62	$0.62

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

The Company recognizes uncertain tax positions and tax-related interest and penalties, if applicable, as a component of income tax expense. For the three and nine months ended September 30, 2026 and 2025, no such amounts were recognized. The tax years ended on December 31, 2023 and forward remain subject to examination by the U.S. Federal, state and local tax authorities.

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

Recently Issued and Accounting Pronouncements Not Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and to provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company did not early adopt ASU 2024-03 and is still evaluating the impact on its condensed consolidated financial statements.

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

Note 3. Investments in Real Estate, Net

The Company owns and manages primarily single-tenant net-leased industrial real estate properties. As of September 30, 2026, the Company owned 211 properties across 38 U.S. states and 2 Canadian provinces. The portfolio was fully leased, with 41 tenants occupying the properties. Additionally, the portfolio is well-diversified across tenant industries, building sub-types, geographic regions, and lease terms.

Investments in real estate are composed of the following:

	September 30, 2026	December 31, 2025
Buildings and improvements	$1,615,974	$1,271,687
Land and land improvements	278,053	194,280
Total	1,894,027	1,465,967
Accumulated depreciation	(199,905)	(171,959)
Investments in real estate, net	$1,694,122	$1,294,008

Acquisitions

The following table details the acquisition values, including closing costs, number of properties, and total square feet for acquisitions made by the Company during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Number of properties	Acquisition value	Square feet	Number of properties	Acquisition value	Square feet
Industrial properties	12	$323,496	1,983,167	4	$83,402	316,268
Essential services properties	29	$120,937	153,929	-	$-	-
Total	41	$444,433	2,137,096	4	$83,402	316,268

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Buildings and improvements	$344,268	$67,140
Land and land improvements	83,770	12,700
In-place lease intangibles	33,993	7,118
Below-market lease	(17,787)	(3,556)
Other lease intangibles	189	—
Total Purchase Price	$444,433	$83,402

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Dispositions

The Company did not sell any properties during the three and nine months ended September 30, 2026 and 2025.

Note 4. Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following:

	September 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$91,939	$(18,493)	$73,446	14.9
Above-market leases	120	(30)	90	22.3
Other lease intangibles	1,545	(365)	1,180	18.7
Total intangible assets	$93,604	$(18,888)	$74,716	15.0

Intangible liabilities
Below-market leases	$24,978	$(1,324)	$23,654	24.1
Total intangible liabilities	$24,978	$(1,324)	$23,654	24.1

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Intangible assets
In-place lease intangibles	$57,946	$(15,195)	$42,751	15.9
Above-market leases	120	(26)	94	22.3
Other lease intangibles	1,356	(309)	1,047	19.3
Total intangible assets	$59,422	$(15,530)	$43,892	16.0

Intangible liabilities
Below-market leases	$7,191	$(797)	$6,394	12.2
Total intangible liabilities	$7,191	$(797)	$6,394	12.2

The Company records amortization of in-place lease assets to amortization expense and records net amortization of above-market and below-market lease intangibles to rental revenue. Amortization of intangible assets and liabilities for the three months ended September 30, 2026 and 2025 was $1,114 and $750, of which $1,335 and $803 was included in depreciation and amortization, and ($221) and ($53) was included in rental revenue, respectively. Amortization of intangible assets and liabilities for the nine months ended September 30, 2026 and 2025 was $2,831 and $2,201, of which $3,354 and $2,312 was included in depreciation and amortization and ($523) and ($111) was included in rental revenue, respectively.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The estimated future amortization of our intangible assets and liabilities are as follows:

	In-place lease assets	Above-market lease asset	Other lease intangible assets	Below-market lease liabilities
2026 (Remaining)	$1,635	$2	$21	$311
2027	6,542	6	85	1,245
2028	6,542	6	85	1,245
2029	6,542	6	85	1,245
2030	6,542	6	85	1,245
2031	6,542	6	85	1,245
Thereafter	39,101	58	734	17,118
Total	$73,446	$90	$1,180	$23,654

Note 5. Other Assets

Other assets consisted of the following:

	September 30, 2026	December 31, 2025
Straight-line rent receivable	$76,289	$68,254
Investments in debt securities	24,569	—
Accounts receivable	638	13,400
Prepaid expenses and other	1,648	809
Total	$103,144	$82,463

Straight-line rent receivable represents rent earned in excess of contractual amounts received as a result of recognizing rental revenue on a straight-line basis over the lease term. See Note 2 for additional information. Accounts receivable primarily represents amounts due to the Company in connection with its real estate investments.

Investments in debt securities consist of notes issued under the ABS Program, as discussed in Note 8, that are retained by the Company and represent an obligation of a co-issuer that the Company does not consolidate. As of September 30, 2026, the Company retained notes with an aggregate principal amount of $38,984, of which $24,569 is recognized as an investment in debt securities and carried at fair value. The notes bear interest at a rate of 5.70% and mature in July 2056. The Company has elected the fair value option for these investments. See Note 7 — Fair Value Measurements and Note 8 — Debt.

Note 6. Variable Interest Entities

The Company owns equity interests through joint ventures that are considered VIEs. We are the primary beneficiary of the VIEs and consolidate them as we have the power to direct the activities that most significantly impact the entity’s economic performance. The assets of the consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to us. The following table summarizes the assets and liabilities of consolidated VIEs. Based on consolidation guidance, the Company has concluded that the minority equity interest holders in its VIEs do not possess substantive kick-out rights or participating rights. Accordingly, the Company consolidates its equity interest in the joint venture. The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented. Non-controlling interests in the Company's consolidated VIEs may be held by affiliates, third-party investors or both affiliates and third-party investors.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$605,743	$652,242
Intangible assets, net	25,693	27,442
Cash and cash equivalents	335	264
Other assets	40,964	53,781
Total assets	$672,735	$733,729
Liabilities
Mortgages payable, net	$467,005	$496,975
Accounts payable and accrued expenses	1,370	14,089
Intangible liabilities	417	468
Due to affiliates	73	—
Other liabilities	948	1,461
Total liabilities	$469,813	$512,993

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

Financial Assets and Liabilities Measured at Fair Value

Derivative contracts held by the Company are valued on a quarterly basis by obtaining third-party valuations from the Royal Bank of Canada and are classified as Level 2 in the fair value hierarchy. The valuation of these contracts is determined using a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for the Company’s nonperformance risk.

The Company estimates the fair value of its investments in debt securities on a quarterly basis using a discounted cash flow analysis in which the contractual cash flows of the notes are discounted at a rate reflecting the credit spread a market participant would require for an instrument with similar terms, credit characteristics and expected life. Observable transaction prices for the notes are not available. The credit spread is therefore an unobservable input, and these investments are classified as Level 3 in the fair value hierarchy. As of September 30, 2026, the discount rate used to determine the fair value of the investments in debt securities was 5.70%. The Company did not hold investments in debt securities as of December 31, 2025.

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2026		December 31, 2025
	Level 2	Level 3	Level 2	Level 3
Interest rate swap contracts	$—	$—	$(51)	$—
Investments in debt securities	—	24,569	—	—
Total	$—	$24,569	$(51)	$—

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026:

September 30, 2026
Balance at the beginning of the year	$—
Purchases	24,569
Ending balance	$24,569

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

Financial Assets and Liabilities not Measured at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, accounts payable, accrued expenses and other liabilities approximate their fair value due to their terms and/or short-term nature. Financial liabilities not measured at fair value on our Condensed Consolidated Balance Sheets consist of notes and mortgages payable, a revolving credit facility, and an aggregation facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2026		As of December 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
Mortgages payable	$1,028,772	$916,802	$917,655	$840,792
Revolving credit facility	53,834	53,834	28,590	28,590
Aggregation facility	142,777	142,777	—	—
Unamortized deferred financing costs	(14,996)	—	(14,125)	—
Total	$1,210,387	$1,113,413	$932,120	$869,382

Note 8. Debt

Mortgage Notes Payable

Certain consolidated special purpose entity subsidiaries of the Company have financed their real estate properties with traditional first-mortgage debt secured by the underlying properties. These borrowings are structured as non-recourse obligations. The Company was in compliance with all debt covenants associated with its mortgage notes payable as of September 30, 2026 and December 31, 2025.

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

The Class A and Class B notes require monthly principal and interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. The Class C notes require monthly interest payments with a balloon payment due at maturity and these notes may be prepaid, subject to a yield maintenance prepayment premium if prepaid more than 12 months prior to maturity. As of September 30, 2026, the aggregate collateral pool securing the net‑lease mortgage notes was comprised primarily of single-tenant commercial real estate properties with an aggregate investment amount of approximately $1,410,641, of which $925,340 related to properties contributed by New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), with the remainder

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

attributable to properties contributed by the Company. The Company was in compliance with debt covenants associated with ABS Program as of September 30, 2026.

The ABS Program is cross-collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. In addition, the Company has provided a limited guarantee under the ABS Program, the recourse of which is limited to the assets held in the ABS Program collateral pool, as described in the definitive agreements.

In connection with the ABS Program, the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party. As of September 30, 2026, the ABS Program had an outstanding principal balance of $934,492, of which $645,444 related to properties contributed by NMNL II, with the remainder attributable to properties contributed by the Company, as detailed below.

	Weighted average contractual	Weighted average maturity	Principal Balance Outstanding
Indebtedness	interest rate	dates	September 30, 2026	December 31, 2025
ABS Program(1)
$338,300 Series 2025-1, Class A	5.14%	11/25/2055	$92,340	$92,493
$98,700 Series 2025-1, Class B	5.33%	11/25/2055	26,941	26,985
$56,400 Series 2025-1, Class C	6.07%	11/25/2055	15,395	15,420
$325,500 Series 2026-1, Class A	5.51%	7/21/2056	120,298	—
$131,200 Series 2026-1, Class B	5.70%	7/21/2056	34,074	—
Total / Weighted average(2)	5.43%	3/31/2056	289,048	134,898
Mortgages	3.98%	5/27/2030	739,724	782,757
Mortgages payable			1,028,772	917,655
Unamortized deferred financing costs			(14,185)	(13,303)
Mortgages payable, net			$1,014,587	$904,352

(1)
Amounts shown exclude notes issued under the ABS Program allocated to NMNL II related to properties contributed by NMNL II that are subject to an intercreditor agreement. The ABS Program is cross-collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
Weighted on basis of total issuance, including both the portion of the notes related to properties contributed by the Company and NMNL II.

Affiliated Line of Credit

On January 2, 2025, the Operating Partnership entered into an uncommitted revolving loan agreement with NM Partners Manager Holdings, L.P., a Delaware limited partnership and affiliate of the Adviser, providing for a discretionary and uncommitted credit facility in a maximum aggregate principal amount of $50,000 (the “Line of Credit”). The Line of Credit has a maturity date of December 31, 2027. Borrowings under the Line of Credit will bear interest at a rate equal to Daily Secured Overnight Financing Rate ("SOFR") plus 2.35%. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, the lender may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Line of Credit.

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

Revolving Line of Credit

The Company has a revolving loan with City National Bank (the "City National facility"). The original loan, dated November 22, 2022, was for $86,000. The Company increased its available credit by $2,000 on June 28, 2023. The Company amended the existing City National facility in May 2025 to extend the maturity date. On July 1, 2025, the Company amended the facility to decrease its available credit to $65,000 and extend the maturity date to July 31, 2025. The extension was necessary to provide time to negotiate a longer-term facility. On July 25, 2025, the Company further amended the facility to reduce its available credit to $55,000 and extend the maturity date to July 25, 2028. On July 24, 2026, the Company signed the tenth amendment to the City National facility, which temporarily increased its available credit from $55,000 to $61,500 for a period of 30 days ending August 23, 2026. On September 11, 2026, the Company signed the eleventh amendment to the City National facility, which temporarily increased its available credit from $55,000 to $65,000 for a period of 30 days ending October 11, 2026, after which available credit reverts to $55,000. The maturity date of July 25, 2028 was not changed by either the tenth or eleventh amendment.

Additionally, the Company has two irrevocable standby letters of credit issued by City National Bank. The first, issued on November 19, 2025 in the amount of $850 and increased by $900 to $1,750 on August 5, 2026, provides a liquidity reserve for an asset-backed securitization transaction. The second, dated September 21, 2026, is in the amount of $7,750 and was issued in favor of the master servicer of a commercial mortgage-backed securities trust as credit support for a mortgage loan. The letters of credit are included as part of the total commitment under the City National facility, which was $65,000 as of September 30, 2026, and reduce the available borrowing capacity accordingly. As of September 30, 2026, no amounts have been drawn on either letter of credit.

The following table provides details as of September 30, 2026 and December 31, 2025:

	Total Amount Outstanding
Indebtedness	September 30, 2026	December 31, 2025
Revolving credit facility(1)	$53,834	$28,590
Unamortized deferred financing costs	(811)	(822)
Revolving credit facility, net	$53,023	$27,768

(1)
The interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the nine months ended September 30, 2026 was 6.40% and the weighted average interest rate for the nine months ended September 30, 2025 was 7.08%.

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Aggregation Facility

On August 5, 2025, the Company entered into a loan agreement with NMNL II, as co-borrower, and Goldman Sachs Bank USA, as lender, which provided for an uncommitted revolving aggregation facility with a maximum aggregate principal amount of $300,000 (the “Aggregation Facility”). The Aggregation Facility includes an initial maturity date on August 30, 2026, and two one-year extensions. The Company and NMNL II amended the facility on December 29, 2025, which reduced the interest rate spread from 2.50% to 2.00% and made the guarantee full recourse. On June 16, 2026, the Company and NMNL II further amended the facility to increase the maximum aggregate principal amount to $550,000. In August 2026, the Company and NMNL II exercised the first of the two one-year extension options, extending the maturity date to August 30, 2027. On September 14, 2026, NMNL II was released from the Aggregation Facility and New Mountain Net Lease Partners III, L.P., a Delaware limited partnership and private fund advised by New Mountain ("NMNL III"), became a party to the Aggregation Facility. The Company intends to use the Aggregation Facility to acquire net lease properties.

The Aggregation Facility is cross-collateralized by properties contributed by each of NMNL III and the Company, but each of the Company and NMNL III retains independent ownership of the assets it contributes to the Aggregation Facility. In connection with the Aggregation Facility, the Company and NMNL III entered into an intercreditor agreement that is intended to allocate liabilities relating to the Aggregation Facility in proportion to the assets each party finances using the Aggregation Facility, and provides for indemnification between each of NMNL III and the Company with respect to any liabilities arising from assets contributed by such party. As of September 30, 2026, the Aggregation Facility had an outstanding principal amount of $207,750, of which $64,973 related to properties contributed by NMNL III and $142,777 related to properties contributed by the Company, as set forth below.

	Total Amount Outstanding
Indebtedness	September 30, 2026	December 31, 2025
Aggregation facility(1)	$142,777	$—

(1)
The interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the nine months ended September 30, 2026 was 5.65%.

Scheduled Principal Payments

Scheduled principal payments on our debt are as follows:

2026 (Remaining)	$715
2027	4,181
2028	367,311
2029	201,293
2030	178,368
2031	372,304
Thereafter	101,211
Total	$1,225,383

Note 9. Derivative Contracts

The Company uses interest rate swaps to minimize risk associated with floating rate debt. Derivative contracts held by the Company are valued on a quarterly basis by obtaining third-party valuations from the Royal Bank of Canada and are classified as Level 2 in the fair value hierarchy. The fair value of the swaps is classified as other assets on the Company’s Condensed Consolidated Balance Sheets. Changes in fair value are recognized on the Company’s Condensed Consolidated Statements of Operations under net change in unrealized appreciation on derivative swaps. Realized gains and losses on derivative contracts are recognized on the Company’s Condensed Consolidated Statements of Operations under net realized loss on financial instruments. The following tables provide details related to derivatives:

					Fair value
	Notional Amount	Rate	Index	Expiration date	September 30, 2026	December 31, 2025
Interest rate swap contracts	$10,000	3.64%	SOFR	8/1/2027(1)	$—	$(51)

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)
On February 6, 2026, the Company terminated its interest rate swap contract.

	Nine Months Ended
	Change in unrealized
	appreciation (depreciation)		Realized loss
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swap contracts	$51	$(37)	$(48)	$—

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

All lease-related income is reported as a single line item, Rental revenue, in the Condensed Consolidated Statements of Operations. Rental revenue is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Base rent(1)	$31,289	$24,891	$85,742	$73,609
Straight-line rent	3,208	2,293	8,035	6,952
Variable lease payments(2)	1,340	375	3,606	1,051
Amortization of (above) / below market lease value	221	52	523	111
Total	$36,058	$27,611	$97,906	$81,723

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)
Base rent consists of fixed lease payments.
(2)
Variable lease payments consist of property tax and insurance reimbursements, property management fees, and rental income with CPI adjustments.

Annual future contractual base rents due to be received under non-cancelable operating leases in effect on September 30, 2026 are as follows:

2026 (Remaining)	$35,030
2027	141,864
2028	144,795
2029	147,836
2030	150,901
2031	154,034
Thereafter	1,366,368
Total	$2,140,828

Concentration of Credit Risk

As of September 30, 2026, the Company’s portfolio is occupied by 41 tenants, and is additionally diversified by tenant industry, building sub-type, geographic region and lease term. The following tenant contributed more than 10% of contractual base rents during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PCI Pharma Services	$2,993	$2,934	$8,978	$8,802

Note 11. Income Taxes

The Company has elected and has qualified to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2018. The Company pays state income tax, related to income apportioned to the state, and income tax to foreign governments related to income derived from assets in foreign countries. For the three months ended September 30, 2026 and 2025, the Company had current income tax expense of $20 and $4, respectively, related to state income tax. For the nine months ended September 30, 2026, the Company had a current income tax benefit of $57 related to state income tax. For the nine months ended September 30, 2025, the Company incurred current income tax expense of ($37) related to state income tax and current income tax benefit of $16 related to the reduction of income taxes expected to be paid to the Mexican government related to a property sold in 2024. The Company has no deferred tax benefit.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents the activity related to redeemable non-controlling interests:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at the beginning of the year	$2,390	$—
Issuance of Class E OP Units	6,297	1,435
GAAP income allocation	82	—
Distributions	(395)	(43)
Fair value allocation	713	56
Ending balance	$9,087	$1,448

Note 13. Related and Affiliated Party Transactions

The following table details the components of due to affiliates:

	September 30, 2026	December 31, 2025
Accrued management fee	$681	$449
Performance participation allocation	2,294	1,064
Advanced organization and offering costs	4,720	4,733
Other advanced expenses	4,999	—
Total	$12,694	$6,246

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

The management fee may be paid in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive management fees in cash, Class E shares, and Class E OP Units. During the three months ended September 30, 2026 and 2025, the Company incurred management fees of zero and $1,181 in cash and $1,976 and zero in Class E shares, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred management fees of $1,507 and $3,220 in cash, $3,739 and zero in Class E shares, and zero and $75 in Class E OP Units, respectively. Management fees paid in Class E shares and Class E OP Units are considered a non-cash expense.

During the three months ended September 30, 2026 and 2025, the Company issued 87,413 and zero Class E shares, respectively, to the Adviser as payment for management fees. During the nine months ended September 30, 2026, the Company issued 141,669 Class E shares to the Adviser as payment for management fees. During the nine months ended September 30, 2025, the Company issued 3,729 Class E OP Units to the Adviser as payment for management fees. Management fees of $681 and $449 were accrued and unpaid as of September 30, 2026 and December 31, 2025, respectively. The Class E shares issued to the Adviser for payment of the management fees were issued at the applicable NAV per Class E share at the end of each applicable month for which the fee was earned.

Performance participation allocation

So long as the advisory agreement between us and the Adviser or its affiliate (the "Advisory Agreement") has not been terminated, NEWLEASE Special Limited Partner LP (the “Special Limited Partner”) holds a performance participation interest in the Operating Partnership that entitles it to receive in the aggregate an allocation from our Operating Partnership equal to, (1) with respect to Class I units, 12.5% of the total return, (2) with respect to Class F units, 10% of the total return and (3) with respect to Class A units, 5% of the

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

total return, in each case, subject to a 5% hurdle amount and a high water mark with respect to such class of units, with a catch-up. Such allocation will be made quarterly and accrue monthly.

Performance participation allocation is measured on a calendar year basis and is paid quarterly in cash, Class E shares, or Class E OP Units, at the Adviser’s sole election. The Adviser has elected to receive performance participation allocation in Class E OP Units. During the three months ended September 30, 2026 and 2025, the Company incurred performance participation allocation of $2,294 and $925, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred performance participation allocation of $7,526 and $2,360, respectively. Performance participation allocation paid in OP Units are considered a non-cash expense.

As of September 30, 2026, the Company accrued $2,294 for performance participation allocation expense, which was paid in the form of 104,545 Class E OP Units effective as of October 1, 2026 using the September 30, 2026 NAV. As of September 30, 2026, 414,140 Class E OP Units were issued for performance participation allocation expenses. As of December 31, 2025, a performance participation allocation expense of $1,064 was accrued.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Common shares

The following table details the change in the Company’s common shares:

	Three Months Ended September 30, 2026
	Class A	Class F	Class I	Class E	Total
June 30, 2026	9,159,016	11,748,315	10,733,385	6,717,001	38,357,717
Common shares issued	—	54,715	3,060,985	87,413	3,203,113
Distribution reinvestment	—	27,358	69,760	—	97,118
Common shares repurchased	—	—	(11,250)	(87,413)	(98,663)
September 30, 2026	9,159,016	11,830,388	13,852,880	6,717,001	41,559,285

	Three Months Ended September 30, 2025
	Class A	Class F	Class I	Class E	Total
June 30, 2025	9,154,029	11,278,675	1,308,027	6,712,132	28,452,863
Common shares issued	4,987	107,770	1,697,220	—	1,809,977
Distribution reinvestment	—	22,595	3,397	—	25,992
Common shares repurchased	—	—	(12,494)	—	(12,494)
September 30, 2025	9,159,016	11,409,040	2,996,150	6,712,132	30,276,338

	Nine Months Ended September 30, 2026
	Class A	Class F	Class I	Class E	Total
December 31, 2025	9,159,016	11,565,231	4,673,018	6,712,132	32,109,397
Common shares issued	—	182,178	9,179,344	146,538	9,508,060
Distribution reinvestment	—	82,979	161,469	—	244,448
Common shares repurchased	—	—	(160,951)	(141,669)	(302,620)
September 30, 2026	9,159,016	11,830,388	13,852,880	6,717,001	41,559,285

	Nine Months Ended September 30, 2025
	Class A	Class F	Class I	Class E	Total
December 31, 2024	831,571	6,287,642	—	20,188,521	27,307,734
Common shares issued	8,336,793	5,097,512	3,005,075	42,501	16,481,881
Distribution reinvestment	—	23,886	3,569	—	27,455
Common shares repurchased	(9,348)	—	(12,494)	(13,518,890)	(13,540,732)
September 30, 2025	9,159,016	11,409,040	2,996,150	6,712,132	30,276,338

Share repurchases

Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares pursuant to our share repurchase plan. As described in Note 17 – Subsequent Events, the Company's Board of Trustees approved an amendment to the share repurchase plan that clarifies that Class A shares and Class F shares (collectively, the "Anchor Shares") may be submitted for repurchase under the share repurchase plan beginning in the fourth quarter of 2026, with December 2026 being the first eligible Repurchase Date (as defined below). No other changes were made to the share repurchase plan.

We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Additionally, shareholders who have received our

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

common shares in exchange for their OP Units may include the period of time such shareholder held such OP Units for purposes of calculating the holding period for such common shares.

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

In connection with the completion of the Formation Transactions, the Company repurchased 13,528,238 shares on January 2, 2025, which represented the only shares repurchased during such period. During the three and nine months ended September 30, 2026 the Company repurchased 11,250 and 160,951 Class I shares, respectively, and 87,413 and 141,669 Class E shares, respectively, satisfying all repurchase requests for the three and nine months ended September 30, 2026.

Distributions

The Company intends to make monthly distributions to shareholders. Each class of common shares receives the same gross distribution per share. Shareholders do not pay servicing fees.

The following table details the aggregate distributions declared for each share class for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.4638	$—	$0.0507	$0.4131
Class F Common Shares	$0.4638	$—	$0.0507	$0.4131
Class I Common Shares	$0.4638	$—	$0.0630	$0.4008
Class E Common Shares	$0.4638	$—	$—	$0.4638

	Three Months Ended September 30, 2025
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$0.4008	$—	$—	$0.4008
Class F Common Shares	$0.4008	$—	$—	$0.4008
Class I Common Shares	$0.4008	$—	$—	$0.4008
Class E Common Shares	$0.4008	$—	$—	$0.4008

	Nine Months Ended September 30, 2026
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$1.3914	$—	$0.1521	$1.2393
Class F Common Shares	$1.3914	$—	$0.1521	$1.2393
Class I Common Shares	$1.3914	$—	$0.1890	$1.2024
Class E Common Shares	$1.3914	$—	$—	$1.3914

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Gross Distribution	Shareholder Servicing Fee	Management Fee (1)	Net Distribution
Class A Common Shares	$1.2015	$—	$—	$1.2015
Class F Common Shares	$1.2015	$—	$—	$1.2015
Class I Common Shares	$1.2015	$—	$—	$1.2015
Class E Common Shares	$1.2015	$—	$—	$1.2015

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

Share-based compensation

On January 1, 2026, each of the four independent trustees of the board was were awarded 1,222 restricted Class E common shares, which vest on the first anniversary of the initial grant date. The Company recognized approximately $25 and $25, respectively, of compensation expense as General and administrative expense on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2026 and 2025. The Company recognized approximately $75 and $75, respectively, of compensation expense as General and administrative expense on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026 and 2025.

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

	Three Months Ended
	September 30, 2026	September 30, 2025
Net income	$4,671	$5,414
Net income attributable to non-controlling interests in Class E OP Units	(36)	—
Net income attributable to non-controlling interests	(1,325)	(1,238)
Net income attributable to NEWLEASE shareholders	$3,310	$4,176
Weighted average number of common shares outstanding – basic	40,566,096	29,520,836
Weighted average number of common shares outstanding – dilutive	40,988,876	29,592,091

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net income	$14,985	$15,642
Net income attributable to non-controlling interests in Class E OP Units	(82)	—
Net income attributable to non-controlling interests	(4,032)	(3,786)
Net income attributable to NEWLEASE shareholders	$10,871	$11,856
Weighted average number of common shares outstanding – basic	37,596,496	28,203,631
Weighted average number of common shares outstanding – dilutive	37,888,949	28,239,491

Note 16. Commitments and Contingencies

Litigation and regulatory matters

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s condensed consolidated financial statements.

Indemnifications

In the normal course of business, the Company and its subsidiaries enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. In addition, the Company has agreed to indemnify its officers, directors, employees, agents or any person who serves on behalf of the Company from any loss, claim, damage, or liability which such person incurs by reason of such person's performance of activities of the Company, provided they acted in good faith.

The Company and its subsidiaries are also party to an intercreditor agreement with NMNL II (ABS Program) and NMNL III (Aggregation Facility) that govern the allocation of rights, obligations, and indemnification responsibilities among the borrower entities and related guarantors that are party to the ABS Program and the Aggregation Facility, respectively.

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

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 17. Subsequent Events

Unregistered sales of equity securities

In connection with the Company’s continuous private offering, on October 1, 2026 and November 2, 2026, the Company sold an aggregate of 1,395,955 and 1,476,784, respectively, of its common shares at the most recently determined net asset value per share for aggregate consideration of approximately $29,320 and $31,127, respectively. The offer and sale of the common shares was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The following table details the shares sold:

Title of Securities	Number of Shares Sold	Aggregate Consideration
Class A Common Shares	—	$—
Class F Common Shares	611,363	$12,967
Class I Common Shares	2,261,376	$47,480
Class E Common Shares	—	$—

NMNL II Portfolio

On October 15, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with NMNL II. Pursuant to the terms of the Purchase Agreement, the Company agreed to directly or indirectly acquire 100% of NMNL II’s assets (the “Portfolio”) through one or more mergers, asset acquisitions and/or other transactions, or any combination thereof (collectively, the “Transaction”), for a gross purchase price (excluding closing costs) equal to approximately $2.4 billion (the “Purchase Price”). The Portfolio is comprised of over 18 million square feet across 180 operationally critical, single-tenant, industrial net-leased real estate properties that are leased to 39 tenants and has a weighted average remaining lease term of approximately 15 years and weighted average annual rent escalators of 2.6%. The Purchase Price is payable by the Company in the form of cash, assumption of existing indebtedness and/or certain classes of the Company’s common shares equal to the portion of NMNL II investors that elect to receive shares in lieu of cash consideration.

Pursuant to the terms of the Purchase Agreement, the Company deposited approximately $24,165 into escrow on October 22, 2026, which will be applied against the Purchase Price at closing. In addition, the Purchase Agreement provides for a due diligence period, which is expected to expire on November 29, 2026, during which time the Company may, in its sole and absolute discretion and for any reason or no reason whatsoever, terminate the Purchase Agreement by giving written notice of termination to NMNL II and the escrow agent. The Transaction is expected to close on or about January 1, 2027, subject to customary closing conditions. There is no assurance that the Company will close the Transaction on the terms described above or at all.

The Company intends to finance the Transaction through a combination of cash on hand (which primarily consists of proceeds from the Company’s ongoing offering), assumption of approximately $1.3 billion of existing mortgage debt on the Portfolio, new borrowings and the issuance of shares to certain NMNL II investors that elect to roll their pro rata interest into the Company (rather than electing to receive cash as part of the Transaction).

The Transaction was approved by the Company’s Board of Trustees, including all of the independent trustees, subject to the receipt by the Company of a fairness opinion from an independent third party with respect to the Transaction.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Amended Share Repurchase Plan

On November 4, 2026, the Board of Trustees of the Company amended the Company’s share repurchase plan (the “Amended Share Repurchase Plan”) to clarify that Anchor Shares may be submitted for repurchase under the share repurchase plan beginning in the fourth quarter of 2026, with December 31, 2026 being the first eligible Repurchase Date. No other changes were made to the share repurchase plan. The foregoing description of the Amended Share Repurchase Plan does not purport to be complete and is qualified in

New Mountain Net Lease Trust

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

its entirety by reference to the Amended Share Repurchase Plan, a copy of which is filed as Exhibit 4.1 to this Quarterly Report and incorporated herein by reference.

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

We are an externally advised, perpetual-life real estate investment trust ("REIT") formed to pursue the following investment objectives:

•
Provide current income in the form of predictable, stable monthly cash distributions;
•
Realize appreciation in the net asset value ("NAV") from differentiated sourcing, investment selection, structuring and proactive asset management;
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

As part of our investment strategy, we may also selectively invest in real estate-related assets, including debt investments such as commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies, preferred equity, real estate corporate debt, equity of other REITs/traded securities, to provide current income and, alongside our credit facilities and operating cash flow, serve as an additional source of liquidity for cash management, satisfying share repurchases under our share repurchase plan and other purposes.

Our Board of Trustees will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us and the Adviser or its affiliate (the "Advisory Agreement"), however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees.

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. On January 2, 2025, we completed the Formation Transactions and the initial closing of our private offering. See “Item 1. Business—Formation Transactions.” We elected and have qualified to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the "Code") beginning with the first taxable year of New Mountain Net Lease Partners Corporation, a Maryland corporation (the “Predecessor”) (our predecessor for U.S. federal tax purposes) ended December 31, 2018, and each year since, and intend to continue to make such an election.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10‑Q.

From January 2, 2025 through September 30, 2026, we received net proceeds of $557,245 from the sale of our common shares, including $263,034 in connection with the initial retail closing. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class A, Class F, Class E, and Class I units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate. We intend to continue selling shares on a monthly basis.

Emerging Growth Company Status

We are, and will remain, an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Rule 12b‑2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

Results of Operations of the Company

Q3 2026 Operating Highlights

Distributions

•
Declared net distributions totaling $17,132 for the three months ended September 30, 2026. The following table details the annualized distribution rates and total returns:

	Class A Shares	Class F Shares	Class I Shares	Class E Shares
Annualized Distribution Rate(1)	7.8%	7.8%	7.7%	8.5%
Inception-to-Date Total Return(2)	11.8%	11.8%	11.0%	13.5%

(1)
The annualized distribution rate is calculated by annualizing the net distribution amounts per share declared as of September 30, 2026, and dividing by the NAV per share as of August 31, 2026.
(2)
The inception-to-date total return is annualized and calculated as the change in NAV per share since January 2, 2025, plus any declared distributions per share since January 2, 2025 and assumes reinvestment of distributions in accordance with our distribution reinvestment plan for Class F and Class I shares only. We believe total return is a useful measure of our overall performance.

Investment Activity

•
Acquired thirty-seven properties totaling approximately 1,404,252 square feet during the three months ended September 30, 2026. The properties were acquired for an aggregate purchase price of approximately $262,278, including closing costs.

Capital Activity and Financing Activity

•
We raised proceeds of $64,679 from the sale of our common shares during the three months ended September 30, 2026.
•
We incurred and paid down our mortgage notes and credit facility debt as follows during the three months ended September 30, 2026: (i) we borrowed $112,625 and paid down $84,809 on our revolving loan with City National Bank, and (ii) we borrowed $142,777 and paid down $95,089 on our Aggregation Facility with Goldman Sachs.

Overall Portfolio

As of September 30, 2026, our portfolio consisted of 211 properties leased to 41 tenants.

Real Estate Investments

The following chart describes the diversification of the Company’s real estate portfolio as of September 30, 2026:

(1)
Industrial and Essential Services Building Sub-Type Diversification, Geographic Diversification, and Tenant Industry Diversification are weighted by the forward 12 months cash rent based on in place rent agreements as of September 30, 2026, excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Portfolio Overview

The following table provides information regarding the portfolio as of September 30, 2026:

Location	Number of Properties	Acquisition Date (1)	Ownership Percentage	Occupancy(2)	Square Feet
Various	6	Jun-18	50%	100%	1,790,587
Various	6	Jun-18	100%	100%	96,444
Various	4	Oct-18	70%	100%	951,651
St Joseph, MI; Monette, AR	2	Nov-18	100%	100%	214,500
Rome, GA; Payson, UT	2	Nov-18	67%	100%	474,299
Various	21	Dec-18	100%	100%	539,369
Cleveland, TN; St. Charles, IL	2	Jun-19	100%	100%	310,401
St. Louis, MO	2	Jun-19	100%	100%	64,609
Earth City, MO; Morristown, TN	4	Jun-19	100%	100%	484,031
Various	5	Jul-19	100%	100%	438,407
Denver, CO; St. Louis, MO	2	Aug-19	100%	100%	122,475
Various	5	Oct-19	80%	100%	1,356,188
Various	4	Mar-20	100%	100%	451,920
London, Ontario	1	Mar-20	100%	100%	340,414
Ann Arbor, MI; Mesa, AZ	3	Sep-20	100%	100%	121,779
Chicago Heights, IL	1	Sep-20	100%	100%	184,530
Denver, PA	1	Sep-20	100%	100%	197,300
Various	3	Nov-20	80%	100%	639,162
Spencer, IN	1	Feb-21	80%	100%	258,375
Various	14	Feb-21	80%	100%	230,010
Yaphank, NY	1	Mar-21	80%	100%	491,200
Clinton, TN; Los Angeles, CA	2	Mar-21	100%	100%	247,366
Bristol, PA	1	May-21	100%	100%	49,534
Various	3	Jun-21	100%	100%	465,895
Various	3	Aug-21	80%	100%	183,797
Various	4	Aug-21	100%	100%	972,499
Various	4	Sep-21	100%	100%	332,681
Various	3	Nov-21	80%	100%	861,600
Various	24	Dec-21	80%	100%	606,967
Elgin, IL	1	Dec-21	100%	100%	425,578
Various	4	Dec-21	100%	100%	394,658
Eden Prairie, MN	1	Dec-21	100%	100%	67,041
Gainesville, FL	8	Mar-22	100%	100%	444,973
Various	17	Aug-22	100%	100%	597,209
Sterling, VA	4	Sep-25	100%	100%	316,268
Carlsbad, CA	1	Oct-25	100%	100%	128,745
Vernon, CA	1	May-26	100%	100%	238,457
Everett, WA	1	May-26	100%	100%	288,977
Hiddenite, NC	1	Jun-26	100%	100%	70,000
Jonesboro, AR	1	Jun-26	100%	100%	135,410
Various	3	Jul-26	100%	100%	412,306
Various	13	Aug-26	100%	100%	81,331
Various	3	Sep-26	100%	100%	443,303
Various	16	Sep-26	100%	100%	72,598
Winchester, VA; New Hope, MN	2	Sep-26	100%	100%	394,714
Total	211			100%	17,989,558

(1)
For investments acquired in connection with the completion of the Formation Transactions on January 2, 2025, the “Acquisition Date” represents the month and year that the Predecessor acquired its direct interest in the property from a third party.

(2)
Occupancy represents the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of September 30, 2026.

Lease Expirations

The following table details the expiring leases of the Company’s portfolio by annualized base rent in millions and square footage as of September 30, 2026.

Year	Number of Expiring Leases	Number of Properties	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring(2)	% of Total Square Feet Expiring
2026 (Remaining)	-	-	$-	0.0%	0.0%
2027	-	-	-	0.0%	0.0%
2028	-	-	-	0.0%	0.0%
2029	-	-	-	0.0%	0.0%
2030	-	-	-	0.0%	0.0%
2031	-	-	-	0.0%	0.0%
2032	4	4	3.8	3.0%	3.9%
2033	1	1	1.1	0.9%	0.4%
2034	4	10	2.1	1.6%	4.5%
2035	3	3	5.7	4.5%	3.6%
Thereafter	39	193	115.2	90.0%	87.6%
Total	51	211	$127.9	100%	100%

(1)
Annualized base rent is determined by reference to the Company’s pro rata share of the September 30, 2026 base rent, and is based on in-place lease agreements as of September 30, 2026 multiplied by 12, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(2)
Lease expirations are based on current lease terms and do not reflect any unexercised tenant renewal or extension options.

Results of Operations (amounts in thousands, except share data)

The information presented below is the results of the operations of the Company.

	Three Months Ended September 30,		Change
	2026	2025	2026 compared to 2025
Revenues
Rental revenue	$36,058	$27,611	$8,447
Total revenues	36,058	27,611	8,447
Expenses
Property operating expense	270	92	178
Depreciation and amortization	11,833	8,893	2,940
Management fee	1,976	1,181	795
Performance participation allocation	2,294	925	1,369
General and administrative	1,974	1,070	904
Organizational costs	—	(48)	48
Total expenses	18,347	12,113	6,234
Other (expense)/income
Interest expense	(13,399)	(10,244)	(3,155)
Other income	387	—	387
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	(8)	201	(209)
Net change in unrealized depreciation on derivative swaps	—	(37)	37
Total other (expense)/income	(13,020)	(10,080)	(2,940)
Net income before income tax expense	4,691	5,418	(727)
Income tax expense	(20)	(4)	(16)
Net income	4,671	5,414	(743)
Net income attributable to non-controlling interests in Class E OP Units	(36)	—	(36)
Net income attributable to non-controlling interests	(1,325)	(1,238)	(87)
Net income attributable to the Company’s shareholders	$3,310	$4,176	$(866)

Comparison of the three months ended September 30, 2026 and 2025

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $36,058 for the three months ended September 30, 2026, representing an increase of $8,447, or 30.6%, compared to $27,611 for the three months ended September 30, 2025. This increase was primarily attributed to the acquisition of properties.

Property operating expense – Property operating expense is comprised primarily of insurance, taxes, and asset management fees, and was $270 for the three months ended September 30, 2026, representing an increase of $178, or 193.5%, compared to $92 for the three months ended September 30, 2025. This increase was primarily driven by higher asset management fees.

Depreciation and amortization – Depreciation and amortization expense was $11,833 for the three months ended September 30, 2026, representing an increase of $2,940, or 33.1%, compared to $8,893 for the three months ended September 30, 2025. The increase was primarily attributed to the acquisition of properties.

Management fee – The management fee was $1,976 for the three months ended September 30, 2026, representing an increase of $795, or 67.3%, compared to $1,181 for the three months ended September 30, 2025. The increase was driven by higher NAV in 2026 and issuances of shares with higher management fees.

Performance participation allocation – The performance participation allocation expense was $2,294 for the three months ended September 30, 2026, representing an increase of $1,369, or 148.0%, compared to $925 for the three months ended September 30, 2025. The increase in performance participation allocation expense is primarily due to an increase in the total return of the Company.

General and administrative – General and administrative expenses, which are comprised primarily of legal, transaction, audit and tax, and professional fees, was $1,974 for the three months ended September 30, 2026, representing an increase of $904, or 84.5%, from $1,070 for the three months ended September 30, 2025, primarily as a result of increased professional services fees driven by the growth of the Company.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of NEWLEASE, such as legal fees and incorporation fees, and was zero for the three months ended September 30, 2026, and $48 for the three months ended September 30, 2025. The $ 48 recognized during the three months ended September 30, 2025, represents a refund received related to a prior organizational cost invoice that had been previously expensed.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the asset-backed securities transaction ("ABS Program"), Aggregation Facility, and our credit facilities and was $13,399 for the three months ended September 30, 2026, representing an increase of $3,155, or 30.8%, from $10,244 for the three months ended September 30, 2025. The increase is primarily due to increased debt levels related to new acquisitions, partially offset by lower interest rates related to the debt associated with the ABS Program.

Other income – Other income is primarily comprised of interest income and was $387 for the three months ended September 30, 2026, and zero for the three months ended September 30, 2025. The increase was primarily attributable to interest income from investment in debt securities and interest earned on deposits held in escrow under purchase and sale agreements.

Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations – Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was ($8) for the three months ended September 30, 2026, representing a decrease of $209, from $201 for the three months ended September 30, 2025. This decrease was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized depreciation on derivative swaps – Net change in unrealized depreciation on derivative swaps is comprised of unrealized depreciation in the fair market value of certain derivatives and was zero for the three months ended September 30, 2026, and $37 for the three months ended September 30, 2025. NEWLEASE entered into an interest rate swap in August 2025. There were no derivatives held during the three months ended September 30, 2026.

Income tax expense – Income tax expense represents income taxes and was $20 for the three months ended September 30, 2026, representing an increase of $16, from $4 for the three months ended September 30, 2025, primarily as a result of an increase in state tax expenses.

	Nine Months Ended September 30,		Change
	2026	2025	2026 compared to 2025
Revenues
Rental revenue	$97,906	$81,723	$16,183
Total revenues	97,906	81,723	16,183
Expenses
Property operating expense	531	387	144
Depreciation and amortization	31,303	26,322	4,981
Management fee	5,246	3,295	1,951
Performance participation allocation	7,526	2,360	5,166
General and administrative	4,806	2,599	2,207
Organizational costs	—	103	(103)
Total expenses	49,412	35,066	14,346
Other (expense)/income
Interest expense	(34,972)	(30,663)	(4,309)
Other income	1,093	2	1,091
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	310	(296)	606
Net change in unrealized appreciation/(depreciation) on derivative swaps	51	(37)	88
Net realized loss on financial instruments	(48)	—	(48)
Total other (expense)/income	(33,566)	(30,994)	(2,572)
Net income before income tax expense	14,928	15,663	(735)
Income tax benefit/(expense)	57	(21)	78
Net income	14,985	15,642	(657)
Net income attributable to non-controlling interests in Class E OP Units	(82)	—	(82)
Net income attributable to non-controlling interests	(4,032)	(3,786)	(246)
Net income attributable to the Company’s shareholders	$10,871	$11,856	$(985)

Comparison of the nine months ended September 30, 2026 and 2025

Rental revenue – Rental revenue is comprised of rental payments under our net leases and was $97,906 for the nine months ended September 30, 2026, representing an increase of $16,183, or 19.8%, compared to $81,723 for the nine months ended September 30, 2025. The increase was primarily attributed to the acquisition of properties.

Property operating expense – Property operating expense is comprised primarily of insurance, taxes, and asset management fees, and was $531 for the nine months ended September 30, 2026, representing an increase of $144, or 37.2%, compared to $387 for the nine months ended September 30, 2025. The increase was primarily driven by higher asset management fees that were partially offset by lower insurance premiums and miscellaneous expenses.

Depreciation and amortization – Depreciation and amortization expense was $31,303 for the nine months ended September 30, 2026, representing an increase of $4,981, or 18.9%, compared to $26,322 for the nine months ended September 30, 2025. The increase was primarily attributed to the acquisition of properties.

Management fee – The management fee was $5,246 for the nine months ended September 30, 2026, representing an increase of $1,951, or 59.2%, compared to $3,295 for the nine months ended September 30, 2025. The increase was driven by higher NAV in 2026 and issuances of shares with higher management fees.

Performance participation allocation – The performance participation allocation expense was $7,526 for the nine months ended September 30, 2026, representing an increase of $5,166, or 218.9%, compared to $2,360 for the nine months ended September 30, 2025. The increase in respective performance participation allocation expense is primarily due to an increase in the total return of the Company.

General and administrative – General and administrative expenses, which are comprised primarily of legal, transaction, audit and tax, and professional fees, was $4,806 for the nine months ended September 30, 2026, representing an increase of $2,207, or 84.9%, from $2,599 for the nine months ended September 30, 2025, primarily as a result of increased professional services fees driven by the growth of the Company.

Organizational costs – Organizational costs are comprised of the expenses incurred during the formation of the Company, such as legal fees, and was zero for the nine months ended September 30, 2026, and $103 for the nine months ended September 30, 2025. The decrease is primarily attributable to the Company only being eligible to expense organizational costs incurred prior to January 2, 2026, the first anniversary of the initial closing of the Company’s private offering, as discussed in Note 13. The 2025 amount reflects organizational costs of $151 incurred in the first half of 2025, partially offset by a $48 refund received in the third quarter of 2025 related to a prior organizational cost invoice that had been previously expensed.

Interest expense – Interest expense is comprised of primarily interest expenses associated with mortgages on the real estate portfolio, notes issued under the ABS Program, Aggregation Facility, and our credit facilities and was $34,972 for the nine months ended September 30, 2026, representing an increase of $4,309, or 14.1%, from $30,663 for the nine months ended September 30, 2025. The increase is primarily due to increased debt levels related to new acquisitions, partially offset by lower interest rates related to the debt associated with the ABS Program and the repayment of two mortgages in 2026.

Other income – Other income is primarily comprised of certain yield maintenance proceeds and interest income, and was $1,093 for the nine months ended September 30, 2026, representing an increase of $1,091, from $2 for the nine months ended September 30, 2025. The increase was primarily attributable to yield maintenance proceeds received in connection with the repayment of two mortgages in 2026, interest income from investment in debt securities, and interest earned on deposits held in escrow under purchase and sale agreements.

Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations – Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations represents changes in foreign exchange rates related to foreign investments and was $310 for the nine months ended September 30, 2026, representing an increase of $606, from ($296) for the nine months ended September 30, 2025. This increase was primarily related to exchange rate fluctuations related to a mortgage held in Canadian dollars.

Net change in unrealized appreciation/(depreciation) on derivative swaps – Net change in unrealized appreciation/(depreciation) on derivative swaps is comprised of unrealized appreciation in the fair market value of certain derivatives and was $51 for the nine months ended September 30, 2026, representing an increase of $88, compared to ($37) for the nine months ended September 30, 2025. The increase reflects the changes of the fair value of an interest rate swap which was terminated in 2026.

Net realized loss on financial instruments – Net realized loss on financial instruments was $48 for the nine months ended September 30, 2026, compared to zero for the nine months ended September 30, 2025. The realized loss resulted from the termination of an interest rate swap agreement in 2026.

Income tax benefit/(expense) – Income tax benefit/(expense) represents income taxes and was $57 for the nine months ended September 30, 2026, representing a favorable change of $78, from ($21) for the nine months ended September 30, 2025, primarily as a result of state tax refunds received, partially offset by an increase in state tax expenses during the nine months ended September 30, 2026.

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

While we believe our NAV calculation methodologies are generally consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under accounting principles generally accepted in the United States ("GAAP") and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. NAV should not be considered to be equivalent to shareholders’ equity or any other GAAP measure.

The following table provides a breakdown of the major components of our NAV as of September 30, 2026 (dollars are in thousands):

Components of NAV	September 30, 2026
Investments in real estate, net	$952,191
Cash and cash equivalents	37,802
Other assets	474
Revolving credit facility	(53,023)
Subscriptions received in advance	(29,325)
Distribution and redemption payable	(6,080)
Due to affiliate	(2,634)
Management fee payable	(681)
Accrued performance participation allocation	(2,294)
Accounts payable and accrued expenses	(1,595)
Net Asset Value	$894,835
Number of outstanding shares/units	41,982,065

The following table provides a breakdown of our total NAV and NAV per share of common shares by class as of September 30, 2026:

NAV Per Share	Class A Shares	Class F Shares	Class I Shares	Class E Shares	Third-Party Operating Partnership Units	Restricted Share Units(1)	Total
Net asset value	$196,551	$250,908	$290,712	$147,393	$9,087	$184	$894,835
Number of outstanding shares	9,159,016	11,830,388	13,852,880	6,717,001	414,140	8,640	41,982,065
NAV per share as of September 30, 2026	$21.46	$21.21	$20.99	$21.94	$21.94	$21.94

(1)
Restricted Share Units ("RSUs") represent RSUs that have been granted but remain unsettled as of September 30, 2026, including RSUs that have vested and RSUs granted in 2026 that have not yet vested.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2026.

Capitalization Rate
Industrial	6.65%
Essential services	6.89%

A change in the capitalization rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

Input	Hypothetical Change	Industrial	Essential Services
Capitalization Rate	0.25% decrease	+3.91%	+3.77%
(weighted average)	0.25% increase	(3.62)%	(3.50)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles shareholders’ equity per our Condensed Consolidated Balance Sheet to our NAV:

September 30, 2026
Shareholders’ equity	$550,321
Redeemable non-controlling interests	9,087
Total shareholders' equity and redeemable non-controlling interests under GAAP	559,408
Adjustments:
Accrued organization and offering costs	4,732
Net unrealized real estate appreciation	198,234
Accumulated depreciation and amortization under GAAP	196,735
Straight-line rent	(64,274)
NAV	$894,835

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

Distributions

Beginning January 31, 2025, we declared monthly distributions for each class of common shares, which are generally paid the seventh business day post month-end. We have paid distributions consecutively each month since such time. The following table details the total net distributions for each of our share classes for the nine months ended September 30, 2026 and 2025:

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2026	$0.1377	$0.1377	$0.1336	$0.1546
February 28, 2026	0.1377	0.1377	0.1336	0.1546
March 31, 2026	0.1377	0.1377	0.1336	0.1546
April 30, 2026	0.1377	0.1377	0.1336	0.1546
May 31, 2026	0.1377	0.1377	0.1336	0.1546
June 30, 2026	0.1377	0.1377	0.1336	0.1546
July 31, 2026	0.1377	0.1377	0.1336	0.1546
August 31, 2026	0.1377	0.1377	0.1336	0.1546
September 30, 2026	0.1377	0.1377	0.1336	0.1546
Total	$1.2393	$1.2393	$1.2024	$1.3914

Record Date	Class A Shares	Class F Shares	Class I Shares	Class E Shares
January 31, 2025	$0.1329	$0.1329	$0.1329	$0.1329
February 28, 2025	0.1335	0.1335	0.1335	0.1335
March 31, 2025	0.1335	0.1335	0.1335	0.1335
April 30, 2025	0.1336	0.1336	0.1336	0.1336
May 31, 2025	0.1336	0.1336	0.1336	0.1336
June 30, 2025	0.1336	0.1336	0.1336	0.1336
July 31, 2025	0.1336	0.1336	0.1336	0.1336
August 31, 2025	0.1336	0.1336	0.1336	0.1336
September 30, 2025	0.1336	0.1336	0.1336	0.1336
Total	$1.2015	$1.2015	$1.2015	$1.2015

For the nine months ended September 30, 2026, we declared net distributions of $47,641. The Company intends for long-term cumulative distributions to be funded primarily through operating cash flows. The following table details our distributions declared for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026		September 30, 2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$42,610	89.4%	$33,382	98.4%
Reinvested in shares	5,031	10.6%	549	1.6%
Total distributions	$47,641	100%	$33,931	100%
Sources of Distributions
Cash flows from operating activities(1)	$47,641	100%	$33,931	100%

(1)
Cash flows from operations are $63,419 and $39,871 for the nine months ended September 30, 2026 and 2025, respectively.

Funds from Operations and Adjusted Funds from Operations

We believe Funds from Operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments has decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. Accordingly, we believe it provides a more accurate representation of operating performance by excluding gains or losses on the sale of properties and other non-cash items such as depreciation and amortization. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that Adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of above- and below-market lease intangibles, (iii) organizational costs, (iv) management fees paid in common shares or Operating Partnership units, even if subsequently repurchased or redeemed by us, (v) the performance participation allocation to NEWLEASE Special Limited Partner LP or other incentive compensation awards that are based on our NAV, which includes unrealized gains and losses not recorded in GAAP net income (loss), and that are paid in common shares or Operating Partnership units, even if subsequently repurchased or redeemed by us, (vi) transaction costs, (vii) amortization of deferred financing costs, (viii) net change in unrealized depreciation/(appreciation) on investments related to foreign exchange fluctuations, (ix) net change in unrealized appreciation on derivative swaps, (x) gains or losses on extinguishment of debt, (xi) unrealized gains or losses in fair value of financial instruments, and (xii) similar adjustments for non-controlling interests and unconsolidated entities.

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

The following table reconciles net income of the Company and the Operating Partnership to FFO and AFFO for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
Net income attributable to the Company’s shareholders	$3,310	$4,176
Adjustments to arrive at FFO:
Depreciation and amortization	11,833	8,893
Amount attributable to non-controlling interests for above adjustments	(1,238)	(1,238)
FFO attributable to the Company’s shareholders	13,905	11,831
Adjustments to arrive at AFFO:
Straight-line rental income	(3,208)	(2,293)
Amortization of above and below market lease intangibles, net	(221)	(52)
Organizational costs	—	(48)
Management fees paid in shares	1,976	—
Performance participation allocation	2,294	925
Amortization of deferred financing costs	1,399	701
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	8	(201)
Net change in unrealized depreciation on derivative swaps	—	37
Amount attributable to non-controlling interests for above adjustments	152	214
AFFO attributable to the Company’s shareholders	$16,305	$11,114

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net income attributable to the Company’s shareholders	$10,871	$11,856
Adjustments to arrive at FFO:
Depreciation and amortization	31,303	26,322
Amount attributable to non-controlling interests for above adjustments	(3,715)	(3,715)
FFO attributable to the Company’s shareholders	38,459	34,463
Adjustments to arrive at AFFO:
Straight-line rental income	(8,035)	(6,952)
Amortization of above and below market lease intangibles, net	(523)	(111)
Organizational costs	—	103
Management fees paid in shares	3,739	75
Performance participation allocation	7,526	2,360
Amortization of deferred financing costs	3,391	1,951
Net change in unrealized appreciation/(depreciation) on investments related to foreign exchange fluctuations	(310)	296
Net change in unrealized appreciation/(depreciation) on derivative swaps	(51)	37
Amount attributable to non-controlling interests for above adjustments	482	687
AFFO attributable to the Company’s shareholders	$44,678	$32,909

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $10,190 and availability under our credit facilities of $1,666 as of September 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $190,425 for the nine months ended September 30, 2026. We may also generate additional liquidity through the sale of our real estate investments, borrowing money through unsecured financings, or incurring other forms of indebtedness, such as through additional issuances under our ABS Program.

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

Capital Resources

As of September 30, 2026, our indebtedness included loans secured by our properties, unsecured lines of credit, and non-recourse secured debt. The following table is a summary of our indebtedness:

	Weighted		Weighted		Maximum	Principal Balance as of
Indebtedness	Average Interest Rate		Maturity Date		Facility Size	September 30, 2026	December 31, 2025
Mortgage notes and credit facilities, net
Notes issued under the ABS Program	5.43%		3/31/2056		$ NA	$289,048	$134,898	(1)
Mortgages	3.98%		5/27/2030		NA	739,724	782,757
Revolving credit facility	S+2.75%	(2)	7/25/2028		65,000	53,834	28,590
Deferred financing costs, net						(14,996)	(14,125)
Total mortgage notes and credit facilities, net						1,067,610	932,120
Aggregation facility	S+2.00%	(3)	8/30/2028	(4)	NA	142,777	—
Total indebtedness						$1,210,387	$932,120

(1)
Excludes $645,444 of debt issued under the ABS Program allocated to New Mountain Net Lease Partners II, L.P., a Delaware limited partnership and private fund advised by New Mountain (“NMNL II”), related to properties contributed by such entity for which an intercreditor agreement relates. The ABS Program is cross-collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.
(2)
The revolving credit facility interest rate is equal to the daily simple Secured Overnight Financing Rate ("SOFR") (rounded to the nearest 1/100th) + 2.75%. The weighted average interest rate for the nine months ended September 30, 2026 was 6.40%.
(3)
The Aggregation Facility interest rate is equal to the daily simple SOFR rate (rounded to the nearest 1/100th) + 2.00%. The weighted average interest rate for the nine months ended September 30, 2026 was 5.65%.
(4)
Includes the fully extended maturity date for loans with extension options that are at our discretion and we currently expect to be able to exercise.

As of September 30, 2026, approximately 25% of our real estate investment portfolio served as collateral for outstanding borrowings under our ABS Program. We believe the ABS Program provides a level of flexibility not commonly available in traditional non-recourse financing and is often preferable to debt issued in the commercial mortgage-backed securities (CMBS) market. Under the ABS Program, an affiliate of the Company acts as both master servicer and special servicer for the collateral pool, enabling active portfolio oversight and timely resolution of asset-level matters. In addition, under the ABS Program, our ability to sell or substitute collateral, subject to meeting defined conditions, we believe enhances our ability to manage the portfolio over time and make changes based on evolving market characteristics. Through the ABS Program structure, we utilize bankruptcy-remote, special purpose subsidiaries to issue multiple series of investment-grade net lease mortgage notes (ABS notes) over time, which are secured by certain of our properties and properties of one or more investment vehicles managed by an affiliate of New Mountain.

The ABS notes are generally issued by our wholly owned special purpose entity subsidiaries to institutional investors through the asset-backed securities market. These ABS notes are typically issued in three classes, Class A, Class B, and Class C. In our consolidated special purpose entities, issuance of net lease mortgage notes consists of an aggregate principal amount of $303,809 across such classes, as summarized below.

Note Class	Rating (1)	Amount (2)	Weighted Average Coupon Rate	Weighted Average Term	Weighted Average Maturity
Class A	AAA	$212,879	5.35%	30 years	April 2056
Class B	AA	75,506	5.57%	30 years	May 2056
Class C	A	15,424	6.07%	30 years	November 2055
Total/Weighted Average Coupon Rate		$303,809	5.44%

(1)
By S&P Global Ratings.
(2)
Excludes $646,291 of debt issued under the ABS Program allocated to NMNL II related to properties contributed by such entity. The ABS Program is cross-collateralized by properties contributed by each of NMNL II and the Company. Notwithstanding the cross-collateralization, each of the Company and NMNL II retains independent ownership of the assets it contributes to the ABS Program. While the Company and NMNL II entered into an intercreditor agreement designed to allocate liabilities associated with the ABS Program pro rata based on the assets each party finances and provides for indemnification between each of NMNL II and the Company with respect to any liabilities arising from assets contributed by such party, such intercreditor agreement may not prevent the Company from experiencing losses related to properties contributed by NMNL II.

Cash Flows

Cash flows provided by operating activities were $63,419 for the nine months ended September 30, 2026 compared to $39,871 for the nine months ended September 30, 2025. The change in cash flows provided by operating activities was primarily due to a decrease in other assets, partially offset by a decrease in accounts payable and accrued expenses.

Cash flows used in investing activities were $469,024 for the nine months ended September 30, 2026 compared to $83,393 for the nine months ended September 30, 2025. The change in cash flows used in investing activities was primarily due to the acquisition of real estate investments and capital expenditures in 2026.

Cash flows provided by/(used in) financing activities were $425,484 for the nine months ended September 30, 2026 compared to ($208,184) for the nine months ended September 30, 2025. The change in cash flows from financing activities was primarily due to subscriptions received in advance and borrowings and repayments of debt.

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

Investments in Real Estate

At acquisition, we determine whether an investment will qualify as asset acquisitions or business combinations pursuant to Accounting Standards Codification 805 – “Business Combinations.” We expect most of our investments to be asset acquisitions.

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

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicate an impaired value. The review of recoverability of real estate investments held for use is based on an estimate of the undiscounted future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2026 and 2025.

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

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2026:

Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Indebtedness	$1,225,383	$3,836	$440,326	$680,011	$101,210
Advanced organization and offering costs	4,732	1,113	2,227	1,392	—
Total	$1,230,115	$4,949	$442,553	$681,403	$101,210

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We may finance our real estate investments through fixed and floating rate debt; the value of our positions and/or our net cash flow may increase or decrease depending on interest rate movements.

As of September 30, 2026, our indebtedness was $1,210,387 and consisted of debt issued under our ABS Program, mortgages, our aggregation facility, and a revolving credit facility (excluding $645,444 of debt issued under the ABS Program related to properties contributed by NMNL II and $64,973 outstanding under the aggregation facility related to properties contributed by NMNL III, each of which is subject to an intercreditor agreement). The ABS Program is cross-collateralized by properties contributed by each of NMNL II and the Company, and the aggregation facility is cross-collateralized by properties contributed by each of NMNL III and the Company. Notwithstanding the cross-collateralization, each of the Company, NMNL II, and NMNL III retains independent ownership of the assets it contributes. While the Company has entered into intercreditor agreements with NMNL II (ABS Program) and NMNL III (aggregation facility) designed to allocate liabilities pro rata based on the assets each party finances, and that provide for indemnification between the Company and each of NMNL II and NMNL III with respect to any liabilities arising from assets contributed by such party, such intercreditor agreements may not prevent the Company from experiencing losses related to properties contributed by NMNL II or NMNL III. Our revolving credit facility and aggregation facility are variable rate debt and indexed to daily simple SOFR.

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

As of September 30, 2026, we did not have any derivative contracts. As of September 30, 2025, the Company held a derivative contract which it entered into in August 2025 in the form of an interest rate swap.

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the U.S Securities and Exchange Commission (the "SEC") on March 30, 2026. As of September 30, 2026, except as set forth below, there have been no material changes from the risk factors set forth in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

Completion of the Transaction is subject to certain conditions and if these conditions are not satisfied or waived, the Transaction will not be completed.

On October 15, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with NMNL II, a private investment vehicle managed by an affiliate of the Adviser. Pursuant to the terms of the Purchase Agreement, the Company agreed to directly or indirectly acquire 100% of NMNL II’s assets (the "Portfolio") through one or more mergers, asset acquisitions and/or other transactions, or any combination thereof (collectively, the "Transaction"), for a gross purchase price (excluding closing costs) equal to approximately $2.4 billion. Completion of the Transaction is subject to certain conditions that must be satisfied or waived under the Purchase Agreement for the Transaction to be completed. There can be no assurance that the Transaction will be completed pursuant to the terms of the Purchase Agreement or at all.

If the Transaction does not occur, we may incur payment obligations to NMNL II and/or face negative effects on our future business and financial results.

If the Purchase Agreement is terminated under certain circumstances, we may be required to pay NMNL II certain fees or expenses, including, for example, the forfeiture of the deposit the Company paid into escrow in the amount of approximately $24 million (depending on the specific circumstances). In addition, we have incurred, and expect to continue to incur, costs and expenses associated with the Transaction, which will be payable regardless of whether we complete the Transaction. Therefore, if the Purchase Agreement is terminated and/or the Transaction is not completed for any reason, the Company’s ongoing business could be adversely affected and, without realizing any of the benefits of having completed the Transaction, may be subject to several risks, including that (1) we may experience negative reactions from our investors and/or (2) our management’s focus and resources may be diverted from operational matters and other strategic opportunities while working to complete the Transaction.

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

On November 4, 2026, the Board of Trustees of the Company amended the Company’s share repurchase plan (the “Amended Share Repurchase Plan”) to clarify that Anchor Shares may be submitted for repurchase under the share repurchase plan beginning in the fourth quarter of 2026, with December 31, 2026 being the first eligible Repurchase Date. No other changes were made to the share repurchase plan. See Note 14 – Equity and Noncontrolling Interests and Note 17 – Subsequent Events for additional information.

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

During the three and nine months ended September 30, 2026, the Company repurchased $3,323 of Class I shares and $3,058 of Class E shares, as set forth below.

Month	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program
June 2026	149,701	20.62	149,701	—
September 2026	11,250	21.00	11,250	—
Total	160,951		160,951	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Amended Share Repurchase Plan

On November 4, 2026, the Board of Trustees of the Company amended the Company’s share repurchase plan to clarify that Anchor Shares may be submitted for repurchase under the share repurchase plan beginning in the fourth quarter of 2026, with December 31, 2026 being the first eligible Repurchase Date. No other changes were made to the share repurchase plan.

The foregoing description of the Amended Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Amended Share Repurchase Plan, a copy of which is filed as Exhibit 4.1 to this Quarterly Report and incorporated herein by reference.

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

3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed on December 20, 2024 and incorporated by reference herein)

4.1*	Amended Share Repurchase Plan of the Company, effective as of November 4, 2026

4.2	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 and incorporated by reference herein)

10.1+*	Purchase Agreement, dated as of October 15, 2026, between New Mountain Net Lease Trust and New Mountain Net Lease Partners II, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statement of Operations; (iii) Condensed Consolidated Statement of Changes in Redeemable Common Shares and Shareholders’ Equity; and (iv) Condensed Consolidated Statement of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Certain portions, exhibits and schedules have been omitted pursuant to Item 601(a)(5), Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

NEW MOUNTAIN NET LEASE TRUST

Date: November 6, 2026
	By:	/s/ Peter E. Kaplan, Jr.
	Name:	Peter E. Kaplan, Jr.
	Title:	President, Chief Executive Officer, and Trustee
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Kellie Steele
	Name:	Kellie Steele
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)